Form 10-Q
period 1996-04-30
TRANSAMERICAN ENERGY CORP
filed 1996-06-14
CIK 927763

- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended April 30, 1996

                         Registration Number 33-85930

                               ----------------

                       TRANSAMERICAN ENERGY CORPORATION
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                  DELAWARE                                       76-0441642
       (STATE OR OTHER JURISDICTION OF                        (I.R.S. EMPLOYER
       INCORPORATION OR ORGANIZATION)                        IDENTIFICATION NO.)

                                                           77032
          1300 EAST NORTH BELT
               SUITE 200
             HOUSTON, TEXAS
                                                      (ZIP CODE)
    (ADDRESS OF PRINCIPAL EXECUTIVE
                OFFICER)

                                (713) 986-8822
             (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

                               ----------------

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days. Yes  X  No     .

  The number of shares of common stock of the registrant outstanding on June 14, 1996 was 9,000.

- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------

                        TRANSAMERICAN ENERGY CORPORATION

                               TABLE OF CONTENTS

  PAGE
  ----
                                    PART I.

                             FINANCIAL INFORMATION

Introduction.............................................................
Item 1. Financial Statements.............................................
    Condensed Consolidated Balance Sheet as of April 30, 1996 and January
     31, 1996............................................................     2
    Condensed Consolidated Statement of Operations for the three months
     ended April 30, 1996 and 1995.......................................     3
    Condensed Consolidated Statement of Cash Flows for the three months
     ended April 30, 1996 and 1995.......................................     4
    Notes to Condensed Consolidated Financial Statements.................  5-22
Item 2. Management's Discussion and Analysis of Financial Condition and
 Results of Operations................................................... 23-32

                                    PART II.

                               OTHER INFORMATION

Item 1...................................................................    33
Item 5................................................................... 33-35
Item 6...................................................................    35
Signatures...............................................................    36
Index to Exhibits........................................................    37

                         PART 1--FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                        TRANSAMERICAN ENERGY CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEET

                (IN THOUSANDS OF DOLLARS, EXCEPT SHARE AMOUNTS)
                                  (UNAUDITED)

                                                       APRIL 30,   JANUARY 31,
                                                          1996        1996
                                                       ----------  -----------
                        ASSETS
                        ------
Current assets:
  Cash and cash equivalents........................... $   14,057  $    14,114
  Interest reserve account--TransTexas................     46,000       46,000
  Long-term debt proceeds held in collateral account--
   TARC...............................................     12,075       14,840
  Accounts receivable.................................     31,805       36,372
  Receivable from affiliates..........................      3,327        3,000
  Inventories.........................................     37,998       48,652
  Other current assets (Note 3).......................     57,236       56,300
                                                       ----------  -----------
    Total current assets..............................    202,498      219,278
                                                       ----------  -----------
Property and equipment................................  2,578,237    2,438,926
Less accumulated depreciation, depletion and
 amortization.........................................  1,337,530    1,302,972
                                                       ----------  -----------
  Net property and equipment--based on the full cost
   method of accounting for gas and oil properties of
   which $141,944 and $136,360 was excluded from
   amortization at April 30, 1996 and January 31,
   1996, respectively.................................  1,240,707    1,135,954
                                                       ----------  -----------
Long-term debt proceeds held in collateral account--
 TARC.................................................      4,946        9,565
Due from affiliates...................................     27,825       26,846
Other assets, net.....................................     65,536       64,779
                                                       ----------  -----------
                                                       $1,541,512   $1,456,422
                                                       ==========  ===========
        LIABILITIES AND STOCKHOLDERS' DEFICIT
        -------------------------------------
Current liabilities:
  Current maturities of long-term debt................ $    4,311  $     1,335
  Accounts payable....................................     74,946       63,302
  Payable to affiliate................................      1,034        2,260
  Product financing arangements.......................     26,184       37,206
  Accrued liabilities.................................    126,316       89,316
                                                       ----------  -----------
    Total current liabilities.........................    232,791      193,419
                                                       ----------  -----------
Due to affiliates.....................................     10,263       18,992
Long-term debt, less current maturities...............  1,137,067    1,119,079
Revolving credit agreement............................     20,684       20,365
Production payment....................................     21,613       31,036
Deferred revenue......................................     41,512       32,850
Deferred income taxes.................................     41,882       40,256
Other liabilities.....................................     36,691       36,358
Redeemable preferred stock $0.01 par value, 10,000
 shares authorized; Series A--1,000 shares issued and
 outstanding..........................................         96           96
Commitments and contingencies (Note 2)................         --           --
Stockholders' deficit:
  Common stock, $0.01 par value, 100,000 shares
   authorized; 9,000 shares issued and outstanding....         --           --
  Additional paid-in capital..........................    161,445      175,019
  Accumulated deficit.................................   (162,532)    (211,048)
                                                       ----------  -----------
    Total stockholders' deficit.......................     (1,087)     (36,029)
                                                       ----------  -----------
                                                       $1,541,512  $ 1,456,422
                                                       ==========  ===========

     See accompanying notes to condensed consolidated financial statements.

                        TRANSAMERICAN ENERGY CORPORATION

                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

                (IN THOUSANDS OF DOLLARS, EXCEPT SHARE AMOUNTS)
                                  (UNAUDITED)

                                                               THREE MONTHS
                                                             ENDED APRIL 30,
                                                             -----------------
                                                              1996      1995
                                                             -------  --------
Revenues:
  Gas, condensate and natural gas liquids................... $79,508  $ 63,805
  Transportation............................................   8,195     8,890
  Product sales.............................................  10,857       558
  Gains on sale of assets...................................   7,762        --
  Other.....................................................     199        56
                                                             -------  --------
    Total revenues.......................................... 106,521    73,309
                                                             -------  --------
Costs and expenses:
  Operating.................................................  43,580    21,234
  Depreciation, depletion and amortization..................  31,903    32,249
  General and administrative................................   9,641     6,755
  Taxes other than income taxes.............................   5,583     3,891
                                                             -------  --------
    Total costs and expenses................................  90,707    64,129
                                                             -------  --------
    Operating income........................................  15,814     9,180
                                                             -------  --------
Other income (expense):
  Interest income...........................................   1,277     2,386
  Interest expense, net..................................... (23,374)  (19,957)
  Gain on sale of TransTexas stock..........................  56,162        --
  Other.....................................................     263    (3,043)
                                                             -------  --------
    Total other income (expense)............................  34,328   (20,614)
                                                             -------  --------
    Income (loss) before income taxes.......................  50,142   (11,434)
  Income tax expense........................................   1,626     1,919
                                                             -------  --------
    Net income (loss)....................................... $48,516  $(13,353)
                                                             =======  ========
Net income (loss) per common share.......................... $ 5,391  $ (1,902)
                                                             =======  ========
Weighted average number of shares outstanding...............   9,000     7,022
                                                             =======  ========

     See accompanying notes to condensed consolidated financial statements.

                        TRANSAMERICAN ENERGY CORPORATION

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

                           (IN THOUSANDS OF DOLLARS)
                                  (UNAUDITED)

                                                          THREE MONTHS ENDED
                                                               APRIL 30,
                                                          --------------------
                                                            1996       1995
                                                          ---------  ---------
Operating activities:
  Net income (loss)...................................... $  48,516  $ (13,353)
  Adjustments to reconcile net income (loss) to net cash
   provided (used) by operating activities:
   Depreciation, depletion and amortization..............    31,904     32,435
   Amortization of discount on long-term debt............        --      7,063
   Amortization of debt issue costs......................     1,018      1,406
   Gains on sale of assets...............................    (7,762)        --
   Gain on sale of TransTexas stock......................   (56,162)
   Deferred income taxes.................................     1,626        898
   Proceeds from volumetric production payment...........    15,537         --
   Amortization of deferred revenue......................    (6,875)        --
   Changes in assets and liabilities:
    Accounts receivable..................................     4,358     (6,254)
    Inventories..........................................      (368)   (16,426)
    Other current assets.................................     1,657     (1,202)
    Accounts payable.....................................     9,165    (23,754)
    Accrued liabilities..................................    30,702    (30,647)
    Payable to affiliates................................   (13,127)    11,045
    Other assets.........................................    (1,694)    (1,537)
    Other liabilities....................................      (726)     5,924
                                                          ---------  ---------
      Net cash provided (used) by operating activities...    57,769    (34,402)
                                                          ---------  ---------
Investing activities:
  Capital expenditures...................................  (117,868)   (80,664)
  Proceeds from sales of assets..........................     7,779         --
  Production payment from affiliate......................        --      3,547
                                                          ---------  ---------
      Net cash used by investing activities..............  (110,089)   (77,117)
                                                          ---------  ---------
Financing activities:
  Issuance of long-term debt and warrants................    10,000    300,750
  Principal payments on long-term debt...................      (723)      (455)
  Long-term debt proceeds held in collateral account.....   (26,549)  (174,742)
  Withdrawals from collateral account....................    33,933         --
  Issuance of preferred stock............................        --         97
  Issuance of dollar-denominated production payment......        --     49,500
  Repayments of production payment.......................    (8,097)    (2,992)
  Net proceeds from sale of TransTexas stock.............    42,607         --
  Principal payments on capital lease obligations........      (245)        --
  Revolving credit agreement, net........................       319      2,521
  Dividend payment on preferred stock....................       (19)        --
  Advances from TransAmerican and affiliates to TARC.....     2,075         --
  Repayment of advances from TransAmerican to TARC.......        --    (41,282)
  Debt issue costs.......................................    (1,038)   (21,324)
                                                          ---------  ---------
      Net cash provided by financing activities..........    52,263    112,073
                                                          ---------  ---------
      Increase (decrease) in cash and cash equivalents...       (57)       554
Beginning cash and cash equivalents......................    14,114        865
                                                          ---------  ---------
Ending cash and cash equivalents......................... $  14,057  $   1,419
                                                          =========  =========
Noncash financing and investing activities:
  Accounts payable for property and equipment............ $   2,479  $  (6,406)
  Product financing arrangements.........................   (11,022)        --
  Interest accretion on notes and discount notes
   capitalized in property and equipment................. $  11,687  $   3,714

     See accompanying notes to condensed consolidated financial statements.

                       TRANSAMERICAN ENERGY CORPORATION

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)

1. GENERAL

  Organization. TransAmerican Energy Corporation (the "Company") was formed on July 12, 1994 to hold 55 million shares of common stock (74.3% of outstanding shares) of TransTexas Gas Corporation ("TransTexas") and all of the outstanding capital stock of TransAmerican Refining Corporation ("TARC"). TransAmerican contributed 55 million shares of TransTexas common stock and all of the capital stock of TARC to the Company in connection with the public offering of TARC's senior secured notes (the "TARC Notes"). The Company then contributed 15 million of these shares (20.3% of the total outstanding) of TransTexas common stock to TARC. In March 1996, TARC sold 4.55 million shares (6.2% of the total outstanding) of TransTexas common stock in public offerings. The condensed consolidated financial statements include the financial statements of TransTexas and TARC on a wholly-owned basis. Once TransTexas is in a positive equity position, 19.8% of the results of its operations will be allocated to nonaffiliates.

  The respective bond indenture agreements of TransTexas and TARC each contain restrictions which generally prevent the Company from using the assets of one entity to satisfy the liabilities of the other and limit transactions between affiliates. Accordingly, the condensed consolidated financial statements should be read in conjunction with the separate condensed financial statements of TransTexas and TARC filed on their respective Form 10-Qs for the three months ended April 30, 1996.

  Below is selected financial information for each consolidated entity (in millions of dollars):

                                                 APRIL 30, 1996
                                   --------------------------------------------
                                                      CONSOLIDATED
BALANCE SHEET DATA                  TARC   TRANSTEXAS   ENTRIES    CONSOLIDATED
- ------------------                 ------  ---------- ------------ ------------
Working capital................... $(13.0)  $  (17.9)    $ 0.6       $  (30.3)
Total assets......................  539.8    1,002.5      (0.8)       1,541.5
Long-term debt....................  328.2      813.2        --        1,141.4
Long-term payable to affiliates
 (1)..............................    5.9        4.2       0.2           10.3
Stockholders' equity (deficit)....  118.6     (151.4)     31.7           (1.1)
                                        THREE MONTHS ENDED APRIL 30, 1996
                                   --------------------------------------------
OPERATIONS DATA
- ---------------
Revenues.......................... $ 10.9   $   95.9     $(0.3)      $  106.5
Operating income (loss)...........   (9.9)      25.8      (0.1)          15.8
Net income (loss).................   46.6        3.0      (1.1)          48.5
CASH FLOW DATA
- --------------
Operating activities.............. $ (9.2)  $   67.0     $  --       $   57.8
Investing activities..............  (45.3)     (64.8)       --         (110.1)
Financing activities..............   51.8        0.5        --           52.3

- --------
(1) Excludes deferred taxes of TransTexas for $41.9 million payable to TransAmerican

  Interim Financial Information. The condensed consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods. Interim results of operations are not necessarily indicative of the results that may be expected for the year ending January 31, 1997. The financial information presented herein should be read in conjunction with the financial statements and notes included in the Company's Transition Report on Form 10-K, for the Transition Period ended January 31, 1996.

                       TRANSAMERICAN ENERGY CORPORATION

                                  (UNAUDITED)

  Liquidity. A primary source of funds to meet TransTexas' debt service and capital requirements is net cash flow provided by operating activities, which is extremely sensitive to the prices TransTexas receives for its natural gas. TransTexas has entered into hedge agreements to reduce its exposure to price risk in the spot market for natural gas. However, a substantial portion of TransTexas' production will remain subject to such price risk. Additionally, significant capital expenditures are required for drilling and development, lease acquisitions, pipeline and other equipment additions. Since July 31, 1995, TransTexas has utilized asset sales and various financings, in addition to cash flow from operating activities, to meet its working capital requirements. TransTexas anticipates that it will utilize additional financing or sales of assets to fund planned levels of operations through January 1997. No assurance, however, can be given that TransTexas' cash flow from operating activities will be sufficient to meet planned capital expenditures, contingent liabilities, and debt service in the future.

  Pursuant to the Indenture governing TransTexas' Senior Secured Notes (the "TransTexas Indenture"), if TransTexas' Working Capital, as defined in the TransTexas Indenture, is less than $20 million at the end of any fiscal quarter, TransTexas' Capital Expenditures, as defined, for the next succeeding fiscal quarter may not exceed 90% of TransTexas' Consolidated EBITDA, as defined, for such prior fiscal quarter minus TransTexas' Consolidated Fixed Charges, as defined, for such prior fiscal quarter (the "Capital Expenditure Limit"). TransTexas' Working Capital at April 30, 1996 was less than $20 million. As a result, TransTexas' Capital Expenditures for the quarter ending July 31, 1996 may not exceed the Capital Expenditure Limit. TransTexas anticipates that such restriction will not have a material effect on development drilling for the current fiscal quarter. In addition, the TransTexas Indenture permits TransTexas to fund the drilling of up to 30 wells in any fiscal year pursuant to third-party drilling programs. Any costs associated with these wells would not be included in Capital Expenditures.

  TARC is currently engaged in an expansion of its refinery (the "Capital Improvement Program"). The current budget for the Capital Improvement Program calls for total expenditures of $434 million. TARC estimates that expenditures of between $146 million and $151 million in addition to the current budget will be required to complete the Capital Improvement Program. A significant portion of the additional expenditures will relate to the Delayed Coking Unit, the FCC Unit and the offsite facilities. In connection with the issuance of the TARC Notes, $173 million of the proceeds thereof were deposited into a cash collateral account, designated for use in the Capital Improvement Program. In March 1996, TARC sold 4.55 million shares of TransTexas common stock and $26.6 million of the proceeds thereof were deposited in the cash collateral account.

  As of April 30, 1996, expenditures on the Capital Improvement Program funded or approved for reimbursement from the cash collateral account totaled approximately $189 million. Approximately $17 million remained in the cash collateral account as of April 30, 1996. Giving effect to current estimates, additional funding of $374 million to $379 million will be required to complete the Capital Improvement Program, of which approximately $41 million is anticipated to be funded by the South Louisiana Port Commission ("Port Commission" ) tax exempt bonds. Additional funds necessary to complete the Capital Improvement Program may be provided from (i) the sale of additional shares of TransTexas common stock held by TARC, (ii) the sale of common stock of TARC, (iii) equity investments in TARC (including the sale of preferred stock of TARC to the Company, funded by the sale of TransTexas common stock held by the Company), (iv) capital contributions by TransAmerican, or (v) other sources of financing, the access to which could require the consent of the holders of the TARC Notes. TARC has entered into preliminary discussions with potential third party investors, including strategic equity investors, financial investors and foreign producers of crude oil. Sales of shares of TransTexas common stock may result in deconsolidation of TransTexas from the consolidated group for federal income tax purposes. There is no assurance that sufficient funds will be available from these sources on a timely basis or upon terms acceptable to TARC or TransAmerican. If this financing is not available or if significant engineering problems, work stoppages or cost overruns occur, TARC likely will not be able to complete and test

                       TRANSAMERICAN ENERGY CORPORATION

                                  (UNAUDITED)
Phase I of the Capital Improvement Program by February 15, 1997. Even if required financing is obtained on a timely basis, completion by February 15, 1997 will still prove very difficult if personnel shortages prevent full staffing during peak construction periods. TARC has identified and is considering certain steps to minimize the impact of potential construction worker shortages, including the retention of field supervisors, direct hiring of field supervisors and field labor by TARC's major contractors, use of adding a second shift, and modularization of certain construction items. There can be no assurance that these steps will prove successful; however, TARC believes that implementation of these steps will adequately address staffing concerns. Under the indenture governing the TARC Notes (the "TARC Indenture"), the failure of TARC to complete and test Phase I by February 15, 1997 (subject to extension to August 15, 1997 if certain financial coverage ratios are met) would constitute an event of default at such date.

  TARC and the Port Commission have reached an agreement in principle which would allow the issuance of approximately $75 million in Port Commission tax exempt bonds, the proceeds of which may be used to construct tank storage facilities, docks and air and waste water treatment facilities. A portion of the air and waste water treatment facility is included in the Capital Improvement Program at a estimated cost of $41 million. The issuance of the tax exempt bonds could provide an alternate source of financing for the construction of such facilities. The Port Commission would own the facilities built with the proceeds of the bonds, and TARC would operate the facilities pursuant to a long-term (30-year) lease. There can be no assurance that the issuance of the tax-exempt bonds, which may require the consent of the holders of the TARC Notes, will occur.

  TARC has incurred losses and negative cash flows from operating activities as a result of limited refining operations that did not cover the fixed costs of maintaining the refinery, increased working capital requirements and losses on refined product sales due to financing costs and low margins. Based on recent refining margins and projected levels of operations, such negative cash flows are likely to continue. In order to operate the refinery, TARC must raise debt or equity capital in addition to the funds required to complete the Capital Improvement Program. There is no assurance that additional capital will be available. Without this additional capital being available when needed, there is substantial doubt about TARC's continued existence. If TARC
(i) does not complete the Capital Improvement Program timely, (ii) incurs significant cost overruns, (iii) does not ultimately achieve profitable operations, or (iv) ceases to continue operations, TARC's investment in the refinery may not be recovered. The financial statements do not include any adjustments as a result of such uncertainties.

  Recently Issued Pronouncement. In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The Company adopted the requirements of SFAS No. 121 as of February 1, 1996. Based on the Company's estimates as of April 30, 1996, there have been no events or changes in circumstances that would require the recognition of an impairment loss. Gas and oil properties accounted for under the full cost method will continue to be subject to a ceiling test limitation.

2. COMMITMENTS AND CONTINGENCIES

  As part of the transfer of the natural gas exploration, production and transmission businesses of TransAmerican to TransTexas (the "Transfer"), TransTexas has succeeded to the potential liability, if any, of TransAmerican and certain subsidiaries in connection with the lawsuits described below. TransTexas has assumed liability for the disputed claim described under "Ginther/Warren" and liability for other litigation up to $15 million plus the difference, if any, between $10 million and the costs (if less than $10 million) incurred to resolve the disputed claims. Pursuant to an agreement among TransTexas, TransAmerican and certain of its subsidiaries, as amended (the "Transfer Agreement"), TransAmerican will indemnify TransTexas against all losses incurred by TransTexas in excess of $25 million in connection with
(a) disputed claims in

                       TRANSAMERICAN ENERGY CORPORATION

                                  (UNAUDITED)
TransAmerican's bankruptcy and (b) other litigation assumed by TransTexas and other agreements related to TransAmerican's plan of reorganization (other than settlements and judgments paid from escrowed cash established in connection with TransAmerican's plan of reorganization). Effective with the settlement of the Terry/Penrod litigation described in Note 7, TransAmerican will be required to indemnify TransTexas for all future losses incurred in connection with litigation or bankruptcy claims assumed in the Transfer. Any indemnification payments received from TransAmerican for which TransTexas is the primary obligor will be considered a contribution of capital. There can be no assurance that TransAmerican will have the financial ability to meet all of its indemnification obligations.

  Finkelstein. On April 15, 1990, H.S. Finkelstein and Medallion Oil Company filed suit against TransAmerican in the 49th Judicial District Court, Zapata County, Texas, alleging that TransAmerican failed to pay royalties and improperly marketed oil and gas produced from certain leases. On September 27, 1994, the plaintiffs added TransTexas as an additional defendant. On January 6, 1995, a judgment against TransAmerican and TransTexas was entered for approximately $18 million in damages, interest and attorneys' fees. TransTexas and TransAmerican have posted a supersedeas bond and appealed the judgment to the Fourth Court of Appeals, San Antonio, Texas. The Fourth Court of Appeals affirmed the judgment on April 3, 1996. TransTexas and TransAmerican have filed a motion for rehearing. On April 22, 1991, the plaintiffs filed another suit against TransAmerican and various affiliates in the 49th Judicial District Court, Zapata County, Texas, alleging an improper calculation of overriding royalties allegedly owed to the plaintiffs and seeking damages in an unspecified amount. On November 18, 1993, the plaintiffs added TransTexas as an additional defendant. The parties have agreed to binding arbitration in this matter.

  Ginther/Warren. Wilbur L. Ginther and Howard C. Warren conveyed a portion of a lease to Henry J. N. Taub. Taub "farmed out" certain interests to TransAmerican, and TransAmerican paid royalties to Taub. The Texas Supreme Court upheld a judgment in favor of Messrs. Ginther and Warren against Taub's interest in the lease. The lower court judgment had awarded a portion of the lease to Messrs. Ginther and Warren because Taub's attorney had defrauded Messrs. Ginther and Warren with respect to their interest in the lease. On November 26, 1986, the estates of Messrs. Ginther and Warren filed an adversary proceeding in the United States Bankruptcy Court for the Southern District of Texas, Houston Division (the "Bankruptcy Court") against TransAmerican, seeking damages and claiming that TransAmerican had constructive notice of their disputes but continued to pay royalties and proceeds of production to Taub. TransAmerican filed an interpleader action in the Bankruptcy Court and deposited the disputed funds accruing from and after November 1984 into the registry of the court. On September 30, 1993, the Bankruptcy Court entered a judgment against TransAmerican in the amount of $6.3 million plus post judgment interest. TransAmerican obtained a stay pending its appeal of the judgment by posting a supersedeas bond. TransTexas previously set aside, in escrow, the majority of the funds needed for the bond. On September 15, 1995, the U.S. District Court for the Southern District of Texas entered an order reversing the award of interest to Taub and affirming the final judgment in all other respects. TransTexas appealed the judgment to the Fifth Court of Appeals.

  Coastal. On October 28, 1991, Coastal filed an action against TransAmerican that was consolidated in the 49th Judicial District Court, Webb County, Texas, alleging breach of contract and tortious interference related to two gas sales contracts and a transportation agreement, seeking unspecified actual and punitive damages and injunctive relief. On April 22, 1994, the court entered a judgment adverse to TransAmerican and TransTexas requiring them to pay $1.3 million plus $0.7 million in attorney's fees to Coastal. On May 29, 1996, the Court of Appeals affirmed the judgments. TransAmerican and TransTexas continue to appeal this judgment. Coastal has abstracted the judgment in Webb and Zapata Counties. While this matter is being judicially resolved, TransTexas is continuing to furnish gas to Coastal.

                       TRANSAMERICAN ENERGY CORPORATION

                                  (UNAUDITED)
  Alameda. On May 22, 1993, Alameda Corporation ("Alameda") sued TransAmerican and Mr. Stanley in the 215th Judicial District Court of Harris County, Texas, claiming that TransAmerican failed to account to Alameda for a share of the proceeds TransAmerican received in a settlement during 1990 of litigation with El Paso Natural Gas Company ("El Paso") and that TransAmerican has been unjustly enriched by its failure to share these proceeds with Alameda. The court granted Mr. Stanley's motion for summary judgment. On September 20, 1995, the jury rendered a verdict in favor of TransAmerican. Alameda has appealed to the Fourteenth Court of Appeals.

  Aspen. TransAmerican brought suit, on September 29, 1993, against Aspen Services, ("Aspen"), seeking an audit and accounting of drilling costs that Aspen had charged while providing drilling services to TransAmerican. The parties' drilling agreement provided, among other things, that Aspen would receive payment for its drilling-related costs from the production and sale of gas from the wells that were drilled, and that the revenues that TransAmerican would otherwise receive from the wells would be reduced by the amounts received by Aspen. Aspen, under provisions of the parties' drilling agreement, requested that TransAmerican's audit be made subject to arbitration, and the court agreed. While the audit was in progress, Aspen asserted additional costs that it contended should be added to the production payment account. One category of such costs, relating to overhead expenses, amounted to approximately $2.6 million. The arbitrators are in the process of deciding the validity of those expenses as well as the audit exceptions taken by TransAmerican, which amount to approximately $3.5 million. Aspen also filed, in the court proceeding, on July 19, 1995, a counterclaim and third party claim against TransAmerican, TransTexas, and affiliated entities, asserting, among other things, that these entities failed to make certain payments and market gas from these wells. Aspen is seeking damages in an unspecified amount, as well as certain equitable claims. TransTexas and its affiliates are vigorously contesting this claim. The parties' drilling contract was not transferred to TransTexas in the Transfer. The properties relating to the drilling contract, however, were transferred to TransTexas. TransAmerican is entitled to any settlement or damages awarded to it in this matter.

  Kathryn M. On June 8, 1995, Kathryn M., Inc., et al., filed suit against TransAmerican in the 333rd Judicial District Court (subsequently transferred to the 334th Judicial District Court), Harris County, Texas, alleging that the plaintiffs, as nonparticipating royalty interest owners in the La Perla Ranch leases, are entitled to receive a portion of the settlement proceeds received by TransAmerican from El Paso. TransAmerican intends to vigorously defend this action.

  U.S. Customs Service. On August 20, 1991, the U.S. Customs Service filed suit against TransAmerican in the Bankruptcy Court. The Bankruptcy Court entered a judgment against TransAmerican. TransAmerican appealed to the U.S. District Court for the Southern District of Texas. On August 29, 1995, the U.S. District Court ruled in favor of the U.S. Customs Service and upheld the Bankruptcy Court determination. TransAmerican anticipates that it will have to pay approximately $540,000 which includes interest.

  NLRB Proceeding. On July 13, 1994, the Oil, Chemical and Atomic Workers International Union filed unfair labor practices charges against TARC with the New Orleans Regional Office of the National Labor Relations Board ("NLRB"). The charge alleges that TARC refused to reinstate 22 former employees because of their union membership. The NLRB has not taken any action.

  EEOC. On August 31, 1995, the Equal Employment Opportunity Commission ("EEOC") initiated a systematic investigation into TARC's and Southeast Louisiana Contractors of Norco, Inc.'s ("Southeast Contractors") employment practices. The EEOC is investigating whether TARC is discriminating on the basis of sex and race. TARC intends to vigorously defend this action.

                       TRANSAMERICAN ENERGY CORPORATION

                                  (UNAUDITED)

  General. TransTexas and TARC are also named defendants in other ordinary course, routine litigation incidental to their businesses. While the outcome of these other lawsuits cannot be predicted with certainty, the Company does not expect these matters to have a material adverse effect on its financial position. At April 30, 1996, the possible range of estimated losses related to all of the aforementioned claims in addition to the estimates accrued by TransTexas and TARC is $0 to $64 million. The resolution in any reporting period of one or more of these matters in a manner adverse to TARC or TransTexas could have a material adverse impact on the Company's results of operations or cash flows for that period.

  Environmental Matters. TransTexas' operations and properties are subject to extensive federal, state, and local laws and regulations relating to the generation, storage, handling, emission, transportation, and discharge of materials into the environment. Permits are required for various of TransTexas' operations, and these permits are subject to revocation, modification, and renewal by issuing authorities. TransTexas also is subject to federal, state, and local laws and regulations that impose liability for the cleanup or remediation of property which has been contaminated by the discharge or release of hazardous materials or wastes into the environment. Governmental authorities have the power to enforce compliance with their regulations, and violations are subject to fines or injunctions, or both. It is not anticipated that TransTexas will be required in the near future to expend amounts that are material to the financial condition or operations of TransTexas by reason of environmental laws and regulations, but because such laws and regulations are frequently changed, and as a result may impose increasingly strict requirements, TransTexas is unable to predict the ultimate cost of complying with such laws and regulations.

  Compliance Matters. TARC is subject to federal, state, and local laws, regulations, and ordinances ("Pollution Control Laws"), that regulate activities such as discharges to air and water, as well as handling and disposal practices for solid and hazardous wastes. TARC believes that it is in substantial compliance with applicable Pollution Control Laws. However, changes in Pollution Control Laws, as well as increasingly strict enforcement of existing Pollution Control Laws, will require TARC to make capital expenditures in order to comply with such laws and regulations. To ensure continuing compliance, TARC has made environmental compliance and permitting issues an integral part of its refinery's start-up plans and has budgeted for such capital expenditures in the Capital Improvement Program. However, there is no assurance that TARC will remain in compliance with environmental regulations.

  TARC uses (and in the past has used) certain materials, and generates (and in the past has generated) certain substances or wastes that are or may be deemed hazardous substances or wastes. In the past, the refinery has been the subject of certain environmental enforcement actions, and incurred certain fines as a result, arising out of certain of TARC's operations. TARC also was previously subject to enforcement proceedings relating to its prior production of leaded gasoline and air emissions. TARC believes that, with minor exception, all of these past matters were resolved prior to or in connection with the resolution of the bankruptcy proceedings of its predecessors in interest, TransAmerican, or are no longer applicable to TARC's operations. As a result, TARC believes that such matters will not have a material adverse effect on TARC's future results of operations, cash flows or financial position.

  Pending Requirements Under the Federal Clean Air Act. The National Emission Standards for Hazardous Air Pollutants for Benzene Waste Operations (the "Benzene Waste NESHAPS"), promulgated in January 1993 pursuant to the Clean Air Act, regulate benzene emissions from numerous industries, including petroleum refineries. The Benzene Waste NESHAPS require all existing, new, modified, or reconstructed sources to reduce benzene emissions to a level that will provide an ample margin of safety to protect public health. TARC will be required to comply with the Benzene Waste NESHAPS as its refinery operations start up. At this time, TARC cannot estimate the costs of such compliance. Although TARC does not believe that such costs will be material, there can be no assurance that such costs will not have a material adverse effect on its financial position.

                       TRANSAMERICAN ENERGY CORPORATION

                                  (UNAUDITED)

  As a result of the Environmental Protection Agency's ("EPA") adoption on August 18, 1995 of Hazardous Organic NESHAPS regulations for refineries under the Clean Air Act, TARC may be required to spend additional funds in order to comply with these regulations which could have a material adverse effect on TARC. The Clean Air Act requires the EPA to set "Maximum Achievable Control Technology" standards for all categories of major sources of hazardous air pollutants by November 15, 2000. As of the present time, the EPA has promulgated standards for the chemical manufacturing industry; similar standards are expected to be set by both the EPA and the Louisiana Department of Environmental Quality for the petroleum refining industry. TARC cannot estimate at this time what the effect may be of any such regulations on the refinery.

  The EPA promulgated federal regulations pursuant to the Clean Air Act to control fuels and fuel additives (the "Gasoline Standards") that could have a material adverse effect on TARC. Under these regulations only reformulated gasoline can be sold in certain domestic geographic areas in which the EPA has mandated or approved its use. Reformulated gasoline must contain a minimum amount of oxygen, have a lower vapor pressure, and have reduced benzene and aromatics compared to the average 1990 gasoline. The number and extent of the areas subject to reformulated gasoline standards may increase in the future if the applicable laws and regulations become more stringent or other areas become subject to the existing program. Conventional gasoline may be used in all other domestic markets; however, a refiner's post-1994 average conventional gasoline must not be more polluting than it was in 1990. With limited exceptions, to determine its compliance as of January 1, 1995, a refiner must compare its post-1994 and 1990 average values of controlled fuel parameters and emissions. The Gasoline Standards recognize that many gasoline refiners may not be able to develop an individual 1990 baseline for a number of reasons, including, for example, lack of adequate data, the absence or limited scope of operations in 1990. Under such circumstances, the refiner must use a statutory baseline reflecting the 1990 industry average. The EPA has authority, upon a showing of extenuating circumstances by a refiner, to grant an individual adjusted baseline or other appropriate regulatory relief to that refiner.

  TARC filed a petition with the EPA requesting an individual baseline adjustment or other appropriate regulatory relief based on extenuating circumstances. The extenuating circumstances upon which TARC relied in its petition include the fact that the refinery was not in operation in 1990 (and thus there is no 1990 average for purposes of the necessary comparison) and the fact that the start-up of the refinery is to occur on a phased-in basis. The EPA has denied TARC's request for an individual baseline adjustment, and TARC cannot predict at this time when or whether the EPA will grant TARC other appropriate regulatory relief. In correspondence to TARC, the EPA has expressed willingness to consider whether different standards should apply to refineries that are now commencing operations. If the EPA fails to grant appropriate regulatory relief, TARC will be restricted in the amount of gasoline it will be able to sell domestically or will incur additional gasoline blending costs until the Capital Improvement Program is completed. Upon completion of the Capital Improvement Program, TARC believes that it will be able to produce conventional gasoline and, to a limited extent, reformulated gasoline that meets the Gasoline Standards. There can be no assurance that any action taken by the EPA will not have a material adverse effect on TARC's future results of operations, cash flows or financial position.

  Cleanup Matters. TARC also is subject to federal, state, and local laws, regulations, and ordinances that impose liability for the costs of cleaning up, and certain damages resulting from, past spills, disposals, or other releases of hazardous substances ("Hazardous Substance Cleanup Laws"). Over the past several years, TARC has been, and to a limited extent continues to be, engaged in environmental cleanup or remedial work relating to or arising out of operations or activities at the refinery. In addition, TARC has been engaged in upgrading its solid waste facilities, including the closure of several waste management units. Similar to numerous other industrial sites in the state, the refinery has been listed by the Louisiana Department of Environmental Quality on the Federal Comprehensive Environmental Response, Compensation and Liability Information System, as a result of TARC's prior waste management activities (as discussed below).

                       TRANSAMERICAN ENERGY CORPORATION

                                  (UNAUDITED)

  In 1991, the EPA performed a refinery facility assessment ("RFA") at the refinery pursuant to the Federal Resource Conservation and Recovery Act ("RCRA") and issued a report of its RFA investigation. The EPA has not made a formal request of TARC to implement any corrective actions based on the investigations; however, TARC has voluntarily initiated remedial actions at some of the solid waste management units and other areas of concern. TARC is unable to predict what effect any further investigation or remediation required by the EPA will have on TARC's financial position. As part of the facility assessment, in March 1993 TARC submitted a "Closure Equivalency Demonstration" for the former sludge drying beds at the refinery. The EPA has not yet made a determination regarding TARC's submission or issued any further requests relating to this matter. TARC believes that the sludge drying beds were properly closed in 1985 in accordance with applicable law and should not require further remediation as a result of the EPA's pending review. However, there can be no assurance that the EPA will not require further work in this regard. TARC is unable to estimate what the costs, if any, will be if the EPA does require further remediation or closure activities.

  TARC has been identified as a potentially responsible party ("PRP") under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended ("CERCLA" or "Superfund"), for the cleanup of contamination from hazardous substances at four Superfund sites (i.e. sites on the National Priorities List ("NPL")) to which it has been alleged that TARC, or its predecessors, sent hazardous substances in the past. CERCLA requires cleanup of sites from which there has been a "release" or threatened release of "hazardous substances" (as such terms are defined under CERCLA). CERCLA requires the EPA to include sites needing long-term study and cleanup on the NPL based on their potential effect on public health or the environment. CERCLA authorizes the EPA to take any necessary response actions at NPL sites and, in certain circumstances, to order PRP's liable for the release to take such actions. PRPs are broadly defined under CERCLA to include past and present owners and operators of a site, as well as generators and transporters of wastes to a site from which hazardous substances are released.

  The EPA may seek reimbursement of expenditures of federal funds from PRPs under Superfund. Courts have interpreted CERCLA to impose strict, joint and several liability upon all persons liable for the entire amount of necessary cleanup costs. As a practical matter, at sites where there are multiple PRPs for a cleanup, the costs of cleanup typically are allocated according to a volumetric or other standard among the parties. CERCLA also provides that responsible parties generally may recover a portion of the costs of cleaning up a site from other responsible parties. Thus, if one party is required to clean up an entire site, that party can seek contribution or recovery of such costs from other responsible parties. A number of states have laws similar to Superfund, pursuant to which cleanup obligations, or the costs thereof, also may be imposed.

  TARC's liability at one of the four Superfund sites at which it has been named a PRP has been settled for a nominal amount, and TARC expects to incur no further liability in this matter. With respect to the remaining three sites, TARC's liability for each such matter has not been finally determined, and TARC anticipates that it may incur costs related to the cleanup (and possibly including additional costs arising in connection with any recovery action brought pursuant to such matters) at each such site. After a review of the data available to TARC regarding the basis of TARC's alleged liability at each site, and based on various factors, which depend on the circumstances of the particular Superfund site (including, for example, the relationship of TARC to each such site, the volume of wastes TARC is alleged to have contributed to each such site in comparison to other PRPs without giving effect to the ability of any other PRPs to contribute to or pay for any liabilities incurred, and the range of likely cleanup costs at each such site) TARC does not believe its ultimate liabilities will be significant; however, it is not possible to determine the ultimate environmental liabilities, if any, that may arise from the matters discussed above.

                       TRANSAMERICAN ENERGY CORPORATION

                                  (UNAUDITED)

Purchase Commitments

  TARC has various purchase commitments for materials, supplies and services incidental to the ordinary course of business and for the Capital Improvement Program. As of April 30, 1996, TARC had commitments for refinery construction and maintenance of approximately $64 million. TARC acts as general contractor and can generally cancel or postpone capital projects.

Price Management Activities

  TARC enters into futures contracts, options on futures, and swap agreements and forward sales agreements with the intent to protect against a portion of the price risk associated with price declines from holding inventory of feedstocks and refined products or fixed price purchase commitments. For the three months ended April 30, 1996, TARC indirectly entered into price management activities through the third party processing agreement discussed below.

Financing Arrangements and Processing Agreement

  TARC enters into financing arrangements to maintain an available supply of feedstocks. Typically, TARC enters into an agreement with a third party to acquire a cargo of feedstock that is scheduled for delivery to TARC's refinery. TARC pays through the third party all transportation costs, related taxes and duties and letter of credit fees for the cargo, plus a negotiated commission. Prior to arrival at the refinery, another third party purchases the cargo, and TARC commits to purchase, at a later date, the cargo at an agreed price plus commission and costs. TARC also places margin deposits with the third party to permit the third party to hedge its price risk. TARC purchases these cargos in quantities sufficient to maintain expected operations and is obligated to purchase all of the cargos delivered pursuant to these arrangements. In the event the refinery is not operating, these cargos may be sold on the spot market. These arrangements are accounted for as product financing arrangements and accordingly the inventory and related obligations are recognized on TARC's balance sheet. During the three months ended April 30, 1996, approximately 0.4 million barrels of feedstocks with a cost of $8 million were sold by a third party on the spot market prior to delivery to TARC without a material gain or loss to TARC.

  In March 1996, TARC entered into a processing agreement with a third party for the processing of various feedstocks at the refinery. Under the terms of the agreement, the processing fee earned by TARC is based on the margin earned by the third party, if any, after deducting all of its related costs such as feedstock acquisition, hedging, transportation, processing and inspections plus a commission for each barrel processed. This agreement provides for TARC to process approximately 1.1 million barrels of feedstocks. For the three months ended April 30, 1996, TARC incurred a loss of approximately $1.9 million related to the processing agreement, primarily as a result of price management decisions. In April 1996, TARC entered into a similar processing agreement with another third party to process feedstocks. Recently, TARC has agreed to process approximately 4.3 million barrels of feedstocks under this agreement.

Gas Sales Commitments

  In February 1990, TransAmerican amended a long-term gas sales contract, whereby TransAmerican potentially increased the price to be received for future sales under the amended contract. In consideration, TransAmerican agreed to pay the buyer approximately $0.4 million per month through June 1997. This commitment was assumed by TransTexas.

  TransTexas and PanEnergy Trading and Market Service, Inc. entered into a long-term firm gas purchase contract on August 31, 1994 under which TransTexas will deliver 100,000 MMBtu of natural gas per day through August 1997. The selling price for this gas is determined by certain industry averages as defined in the contract.

                       TRANSAMERICAN ENERGY CORPORATION

                                  (UNAUDITED)

  TransTexas and MidCon Texas Pipeline Corp. entered into a long-term gas purchase contract on January 10, 1996, under which TransTexas is required to deliver a total of 100,000 MMBtu per day to four specified delivery points for a period of five years. The purchase price is determined by an industry index less $0.09 per MMBtu. Deliveries shall commence upon the earlier of completion of pipeline construction or ninety days after the acquisition of all rights of way, permits and construction drawings.

Production Payments

  On February 28, 1995, TransTexas sold to TCW Portfolio No. 1555 Sub-Custody Partnership, L.P. ("TCW"), a term royalty in the form of a dollar-denominated production payment in certain of TransTexas' properties for proceeds of $49.5 million, less closing costs of approximately $2 million. This production payment was terminated in May 1996 with a portion of the proceeds of the volumetric production payment described below.

  In January 1996, TransTexas sold to an unaffiliated third party a term royalty interest in the form of a volumetric production payment on certain of its producing properties. For net proceeds of approximately $33 million, TransTexas conveyed to the third party a royalty on approximately 29 Bcf of natural gas, which amount can increase if certain minimum monthly volumes are not delivered to the production payment interest. In February 1996, TransTexas and the third party amended this purchase agreement to include an additional 14 Bcf which were sold to the third party for a purchase price of approximately $16 million.

  In May 1996, TransTexas sold to an unaffiliated third party an additional term royalty interest in the form of a volumetric production on certain of TransTexas' producing properties. For net proceeds of approximately $43 million, TransTexas conveyed to the third party a royalty on approximately 37 Bcf of natural gas, which amount can increase if certain minimum monthly volumes are not delivered to the production payment interest. TransTexas used approximately $25 million of these net proceeds to terminate the dollar-denominated production payment described above.

Hedging Agreements

  Beginning in April 1995, TransTexas entered into commodity price swap agreements (the "Hedge Agreements") to reduce its exposure to price risk in the spot market for natural gas. Pursuant to the Hedge Agreements, either TransTexas or the counterparty thereto is required to make a payment to the other at the end of each month (the "Settlement Date"). The payments will equal the product of a notional quantity ("Base Quantity") of natural gas and the difference between a specified fixed price ("Fixed Price") and a market price ("Floating Price") for natural gas. The Floating Price is determined by reference to natural gas futures contracts traded on the New York Mercantile Exchange ("NYMEX"). The Hedge Agreements provide for TransTexas to make payments to the counterparty to the extent that the Floating Price exceeds the Fixed Price, up to a maximum ("Maximum Floating Price") and for the counterparty to make payments to TransTexas to the extent that the Floating Price is less than the Fixed Price. For the three months ended April 30, 1996, TransTexas incurred net settlement losses pursuant to the Hedge Agreements totaling approximately $9.6 million. As of April 30, 1996, TransTexas has Hedge Agreements with Settlement Dates ranging from May 1996 through April 1997 involving total Base Quantities for all monthly periods of approximately
73.0 TBtu of natural gas. Fixed Prices for these agreements range from $1.70 to $1.72 per MMBtu ($1.76 to $1.78 per Mcf) up to a Maximum Floating Price of $2.20 per MMBtu ($2.28 per Mcf). At April 30, 1996, the estimated cost to settle all of the Hedge Agreements would have been approximately $31.1 million. These agreements are accounted for as hedges and accordingly, any gains or losses are deferred and recognized in the month the physical volumes are delivered. At April 30, 1996, TransTexas maintained $13.9 million in margin accounts related to the Hedge Agreements. TransTexas may be required to post additional cash margin whenever the daily natural gas futures prices as

                       TRANSAMERICAN ENERGY CORPORATION

                                  (UNAUDITED)
reported on the NYMEX, for each of the months in which the swap agreements are in place, exceed the Fixed Price. The maximum margin call under each Hedge Agreement will never exceed the product of the Base Quantity for the remaining months under such Hedge Agreement multiplied by the difference between the Maximum Floating Price and the Fixed Price.

  In June 1996, TransTexas entered into a Master Swap Agreement (the "Master Swap Agreement") with one of its swap counterparties, which replaced a previously existing master agreement governing the swaps between the two parties. TransTexas' obligations under the Master Swap Agreement are collateralized by a mortgage on a substantial portion of TransTexas' producing properties. In accordance with the TransTexas Indenture, the lien created by the mortgage collateralized obligations up to a maximum of $80.8 million (10% of the SEC PV10 of TransTexas' most recent reserve report). As contemplated by the TransTexas Indenture, the Trustee under the TransTexas Indenture has subordinated the lien collateralizing the TransTexas Notes outstanding thereunder to the lien collateralizing TransTexas' obligations under the Master Swap Agreement. The maximum amount of obligations of TransTexas that could be collateralized by the mortgage, based on the swaps in place under the Master Swap Agreement as of the date hereof, is approximately $12 million. Subject to compliance with certain collateral coverage tests, TransTexas is not required to provide additional cash margin for any swaps now or hereafter subject to the Master Swap Agreement.

Possible Federal Tax Liability

  Part of the refinancing of TransAmerican's debt in 1993 involved the cancellation of approximately $65.9 million of accrued interest and of a contingent liability for interest of $102 million owed by TransAmerican. TransAmerican has taken the federal tax position that the entire amount of this debt cancellation is excluded from its income under the cancellation of indebtedness provisions of the Internal Revenue Code of 1986, as amended ("COD Exclusion"). TransAmerican expects that its tax attributes (including its net operating loss and credit carryforwards) will be substantially reduced as a consequence of the COD Exclusion. Although TransTexas believes that there is substantial legal authority to support the position that the COD Exclusion applies to the cancellation of TransAmerican's indebtedness, due to factual and legal uncertainties there can be no assurance that the IRS will not challenge this position, or that TransTexas' position would be upheld. Under the Tax Allocation Agreement, TransTexas has agreed to pay an amount equal to any federal tax liability (which would be approximately $25.4 million) attributable to the inapplicability of the COD Exclusion. Any such tax would be offset in future years by alternative minimum tax credits and retained loss and credit carryforwards to the extent recoverable from TransAmerican.

Potential Effects of a Change of Control

  The TransTexas Indenture provides that, upon the occurrence of a Change of Control (as such term is defined in the TransTexas Indenture), each holder of the TransTexas Notes will have the right to require TransTexas to repurchase such holder's TransTexas Notes at 101% of the principal amount thereof plus accrued and unpaid interest. A Change of Control would be deemed to occur under the TransTexas Indenture in the case of certain changes or other events in respect of the ownership or control of TransTexas, including any circumstance pursuant to which any person or group, other than John R. Stanley and his wholly-owned subsidiaries or the trustee under the TARC Indenture is or becomes the beneficial owner of more than 50% of the total voting power of TransTexas' then outstanding voting stock, unless the TransTexas Notes have an investment grade rating for the period of 120 days thereafter. The term "person," as used in the definition of Change of Control, means a natural person, company, government or political subdivision, agency or instrumentality of a government and also includes a "group," which is defined as two or more persons acting as

                       TRANSAMERICAN ENERGY CORPORATION

                                  (UNAUDITED)
a partnership, limited partnership or other group. In addition, certain changes or other events in respect of the ownership or control of TransTexas that do not constitute a Change of Control under the TransTexas Indenture may result in a "change of control" of TransTexas under the terms of TransTexas' credit facility (the "BNY Facility") and certain equipment financing. Such an occurrence could create an obligation for TransTexas to repay such other indebtedness. At April 30, 1996, TransTexas had approximately $30.2 million of indebtedness (excluding the TransTexas Notes) subject to such right of repayment or repurchase. In the event of a Change of Control under the TransTexas Indenture or a "change of control" under the terms of other outstanding indebtedness, there can be no assurance that TransTexas will have sufficient funds to satisfy any such payment obligations.

  In February 1995, TARC issued the TARC Notes that were initially collateralized by, among other things, 55 million shares of TransTexas' common stock. In March 1996, TARC sold 4.55 million shares of TransTexas common stock to provide additional financing for the Capital Improvement Program. TARC will require additional financing of $374 million to $379 million over the course of the remaining construction period to complete the Capital Improvement Program. If this financing is not available on a timely basis, or if significant engineering problems, work stoppages or cost overruns or delays occur, TARC likely will not be able to complete and test the first phase of the Capital Improvement Program by February 15, 1997. Even if required financing is obtained on a timely basis, completion by February 15, 1997 will still prove very difficult if personnel shortages prevent full staffing during peak construction periods. TARC has identified and is considering certain steps to minimize the impact of potential construction worker shortages, including the retention of field supervisors, direct hiring of field supervisors and field labor by TARC's major contractors, use of adding a second shift, and modularization of certain construction items. There can be no assurance that these steps will prove successful; however, TARC believes that implementation of these steps will adequately address staffing concerns. Under the TARC Indenture, the failure of TARC to complete and test the first phase of its Capital Improvement Program by February 15, 1997 (subject to extension to August 15, 1997 if certain financial coverage ratios are met) would constitute an event of default at such date. Any such event of default could result in the sale, following the occurrence of such event of default, of some or all of the remaining 50.45 million shares of TransTexas common stock pledged to collateralize the TARC Notes. A foreclosure on such shares would constitute a "change of control" of TransTexas under the BNY Facility, which may create an obligation for TransTexas to repay amounts outstanding thereunder, but would not constitute a Change of Control under the TransTexas Indenture. A sale of such shares following a foreclosure could result in a Change of Control under the TransTexas Indenture.

3. INVENTORIES AND OTHER CURRENT ASSETS

  The major components of inventories are as follows (in thousands of dollars):

                                                              APRIL
                                                               30,   JANUARY 31,
                                                              1996      1996
                                                             ------- -----------
   Refinery feedstocks and blendstocks.....................  $    13   $   628
   Intermediate and refined products.......................       19     1,294
   Purchase commitments--refinery feedstocks and
    blendstocks............................................   21,639     3,767
   Purchase commitments--intermediate and refined products.    4,545    31,542
   Tubular goods and other.................................   11,782    11,421
                                                             -------   -------
                                                             $37,998   $48,652
                                                             =======   =======

                        TRANSAMERICAN ENERGY CORPORATION

                                  (UNAUDITED)

  The major components of other current assets are as follows (in thousands of dollars):

                                                             APRIL   JANUARY 31,
                                                            30, 1996    1996
                                                            -------- -----------
   Prepayments:
     Trade................................................. $  3,770  $  2,394
     Drilling..............................................    1,464     2,070
     Insurance.............................................    3,375     2,457
     Margin................................................    1,092     4,452
   Properties held for sale................................    6,000     6,000
   Restricted cash.........................................    7,368     7,368
   Settlement values of commodity price swap agreements....   33,910    31,317
   Other...................................................      257       242
                                                            --------  --------
                                                            $ 57,236  $ 56,300
                                                            ========  ========

4. ACCRUED LIABILITIES

  The major components of accrued liabilities are as follows (in thousands of dollars):

                                                              APRIL 30, JANUARY
                                                                1996    31, 1996
                                                              --------- --------
   Royalties................................................. $  13,105 $  9,793
   Taxes other than income taxes.............................     8,184    3,054
   Accrued interest..........................................    38,240   19,365
   Payroll...................................................     6,370    6,153
   Litigation settlements....................................     5,833    9,553
   Settlement values of commodity price swap agreements......    36,638   31,317
   Insurance.................................................     3,618    1,628
   Deferred revenue..........................................    10,367    4,000
   Maintenance turnarounds...................................     1,336    1,145
   Other.....................................................     2,625    3,308
                                                              --------- --------
                                                              $ 126,316 $ 89,316
                                                              ========= ========

                       TRANSAMERICAN ENERGY CORPORATION

                                  (UNAUDITED)

5. SUMMARY FINANCIAL INFORMATION

  The following summary financial information of TransTexas Transmission Corporation ("TTC"), a wholly-owned subsidiary of TransTexas, reflects its financial position as of April 30, 1996 and January 31, 1996 and its results of operations for the three months ended April 30, 1996 and 1995 (in thousands of dollars):

                                                                        JANUARY
                                                                APRIL     31,
                                                               30, 1996  1996
                                                               -------- -------
                             ASSETS
                             ------
   Total current assets....................................... $  6,324 $   811
   Property and equipment, net................................   76,776  70,273
   Other assets...............................................        3       3
                                                               -------- -------
                                                               $ 83,103 $71,087
                                                               ======== =======
                     LIABILITIES AND EQUITY
                     ----------------------
   Total current liabilities.................................. $  5,565 $ 6,191
   Total noncurrent liabilities...............................   28,995  21,016
   Total equity...............................................   48,543  43,880
                                                               -------- -------
                                                               $ 83,103 $71,087
                                                               ======== =======
                                                                 THREE MONTHS
                                                               ENDED APRIL 30,
                                                               ----------------
                                                                 1996    1995
                                                               -------- -------
   Revenues................................................... $ 31,153 $22,710
   Operating costs and expenses...............................   23,979  17,981
                                                               -------- -------
     Operating income (loss)                                      7,174   4,729
   Other income (expense).....................................       --     (47)
                                                               -------- -------
   Income before income taxes.................................    7,174   4,682
   Income taxes...............................................    2,511   1,639
                                                               -------- -------
     Net income............................................... $  4,663 $ 3,043
                                                               ======== =======

  Operating expenses for the three months ended April 30, 1996 increased by approximately $6.0 million from the comparable prior year period primarily due to increases in the spot market price of natural gas, which resulted in increases in NGL and compressor fuel costs. Revenues for the three months ended April 30, 1996 include a gain of approximately $7.5 million on the sale of TransTexas' interest in the MidCon Texas pipeline and net gains on the disposition of other equipment.

  TTC conducts significant intercompany activities with TransTexas and TransAmerican. Included in the results of operations of TTC are the following transactions with affiliates (in thousands of dollars).

                                                                  THREE MONTHS
                                                                  ENDED OCTOBER
                                                                       31,
                                                                  -------------
                                                                   1996   1995
                                                                  ------ ------
   Revenues...................................................... $6,586 $8,530
   Operating costs and expenses.................................. 18,149 13,697

                       TRANSAMERICAN ENERGY CORPORATION

                                  (UNAUDITED)

  Affiliated operating costs and expenses for the three months ended April 30, 1996 and 1995 include the cost of natural gas purchased from TransTexas of approximately $12 million and $10 million, respectively. Nonaffiliated revenues for the respective periods include the sales of natural gas liquids and condensate extracted from this purchased gas of $14 million and $13 million.

6. INCOME TAXES

  Total income tax expense differs from amounts computed by applying the statutory Federal income tax rate to income before income taxes. The items accounting for this difference are as follows (in thousands of dollars):

                                                              THREE MONTHS
                                                             ENDED APRIL 30,
                                                             ----------------
                                                              1996     1995
                                                             -------  -------
   Federal income tax expense (benefit) at the statutory
    rate.................................................... $16,981  $(4,674)
   Increase (decrease) in tax resulting from:
     Net operating losses (utilized) not utilizable......... (15,355)   4,000
     Accrual adjustment.....................................      --    2,593
                                                             -------  -------
                                                             $ 1,626  $ 1,919
                                                             =======  =======

  Income tax expense for the three months ended April 30, 1995 includes an adjustment of $2.6 million to reconcile TransTexas' fiscal 1994 tax accrual to the tax return.

  Under certain circumstances, TransAmerican, TransDakota Oil Corporation ("TDOC"), a subsidiary of TransAmerican, TARC or the Company may sell or otherwise dispose of shares of common stock of TransTexas. If, as a result of any sale or other disposition of TransTexas' common stock, the direct and indirect ownership of TransTexas by TransAmerican is less than 80% (measured by voting power and value), TransTexas will no longer be a member of TransAmerican's consolidated group for federal tax purposes (the "TransAmerican Consolidated Group") and, with certain exceptions, will no longer be obligated under the terms and conditions of the Tax Allocation Agreement (as defined below) ("Deconsolidation"). Further, if the Company or TARC sells or otherwise transfers any stock of TARC, or issues any options, warrants or other similar rights relating to such stock, outside of the TransAmerican Consolidated Group, then a Deconsolidation of both TARC and TransTexas from the TransAmerican Consolidated Group would occur. For the taxable year during which Deconsolidation of TransTexas occurs, which would also be the final year that TransTexas is a member of the TransAmerican Consolidated Group, TransAmerican would recognize a previously deferred gain of approximately $266.3 million associated with the Transfer and would be required to pay federal income tax on this gain (the tax is estimated to be between $29 million and $56 million if Deconsolidation occurs in fiscal 1997 and between $24 million and $45 million if Deconsolidation occurs in fiscal
1998). This analysis is based on TransTexas' position that the gain from the Transfer, which occurred in 1993, was deferred under the consolidated return regulations. The deferred gain generally is being included in TransAmerican's taxable income in a manner that corresponds (as to timing and amount) with the realization by the Company of (and, thus, will be offset by) the tax benefits (i.e., additional depreciation, depletion and amortization on, or reduced gain or increased loss from a sale of, the transferred assets) arising from the additional basis. If, under the terms of the TARC Notes, it was reasonably certain when the TARC Notes were issued that a sufficient amount of TransTexas' stock would be disposed in the future to cause a Deconsolidation of TransTexas from the TransAmerican Consolidated Group, it is possible that the Deconsolidation of TransTexas would be treated as occurring as of the date the TARC Notes were issued. However, TARC has advised the Company that it believes that when the TARC Notes were issued it was not reasonably certain that a Deconsolidation of TransTexas would

                       TRANSAMERICAN ENERGY CORPORATION

                                  (UNAUDITED)
occur in the future. Under the Tax Allocation Agreement, TransTexas is required to pay TransAmerican each year an amount equal to the lesser of (i) the reduction in taxes paid by TransTexas for such year as a result of any increase in the tax basis of assets acquired by TransTexas from TransAmerican that is attributable to the Transfer and (ii) the increase in taxes paid by TransAmerican for such year and all prior years attributable to gain recognized by TransAmerican in connection with the contribution of assets by TransAmerican to TransTexas (less certain amounts paid by TransTexas for all prior years). TransTexas estimates that if Deconsolidation occurs in fiscal 1997 or 1998, the amount reimbursed to TransAmerican by TransTexas would be between $9 million and $16 million and between $7 million and $13 million, respectively. The remaining amount of the tax relating to the gain would be paid to TransAmerican over the lives of the assets transferred. In addition, TransTexas could be liable for additional taxes pursuant to the Tax Allocation Agreement and the several liability provisions of federal tax law.

  Generally, under the Tax Allocation Agreement, if net operating losses of TransTexas are used by other members of the TransAmerican Consolidated Group, then TransTexas is entitled to the benefit (through reduced current tax payable) of such losses in later years to the extent TransTexas has taxable income, remains a member of the TransAmerican Consolidated Group, and the other group members have the ability to pay such taxes. If TARC, TDOC, TransAmerican or the Company transfers shares of TransTexas (or transfers options or other rights to acquire such shares) and, as a result of such transfer, Deconsolidation of TransTexas occurs, TransTexas would not receive any benefit pursuant to the Tax Allocation Agreement for net operating losses of TransTexas used by other members of the TransAmerican Consolidated Group prior to the Deconsolidation of TransTexas.

  Each member of a consolidated group filing a consolidated federal income tax return is severally liable to the Internal Revenue Service (the "IRS") for the consolidated federal income tax liability of the consolidated group. There can be no assurance that TransAmerican will have the ability to satisfy the above tax obligation at the time due and, therefore, TransTexas, TARC or the Company may be required to pay the tax.

  Under the Tax Allocation Agreement, TransTexas will be required to pay any Texas franchise tax (which is estimated not to exceed $10.6 million) which may be attributable to any gain recognized by TransAmerican on the Transfer and will be entitled to any benefits of the additional basis resulting from the recognition of such gain.

  A change of control or other event that results in deconsolidation of TransTexas from the TransAmerican Consolidated Group for federal income tax purposes could result in the acceleration of payment of a substantial amount of federal income taxes. The Company and TARC, both subsidiaries of TransAmerican, currently own approximately 54% and 14%, respectively, of the outstanding common stock of TransTexas. These shares are pledged as collateral for the TARC Notes. A decision by either the Company or TARC to sell shares of TransTexas could result in deconsolidation. Had deconsolidation occurred at April 30, 1996, TransTexas would owe between $30 million and $50 million to TransAmerican pursuant to the tax allocation agreement with TransAmerican.

7. LITIGATION SETTLEMENTS

  Terry/Penrod. TransAmerican and a group of TransAmerican's former bank lenders (the "Bank Group") were parties to a consolidated suit filed December 6, 1991, in the United States District Court for the Southern District of Texas, Houston Division, relating to the interpretation of two third-party drilling agreements. Plaintiffs Ensco Offshore Company, f/k/a Penrod Drilling Corporation, Terry Oilfield Supply Co., Inc. and Terry Resources, Inc. ("Terry") sued TransAmerican for approximately $50 million in actual damages and punitive damages of not less than five times actual damages. On April 5, 1996, the court entered a final judgment against

                       TRANSAMERICAN ENERGY CORPORATION

                                  (UNAUDITED)
TransAmerican, TransTexas and several of their affiliates, in the amount of approximately $43 million, plus interest. On April 18, 1996, the court entered a separate judgment against the same parties for Terry's attorneys' fees of $2 million. In May 1996, TransTexas paid Terry approximately $19 million and caused escrowed funds held for the benefit of the Bank Group of approximately $22 million to be paid to Terry. Upon payment of the settlement amount, Terry released the judgments, released all liens and reassigned to TransTexas a production payment in certain properties. Terry dismissed an unrelated administrative proceeding upon payment of the settlement amount described above.

  Frito-Lay. On June 24, 1993, Frito-Lay, Inc. ("Frito-Lay") filed suit against TransAmerican and TARC in the Supreme Court of the State of New York, County of New York, alleging that TransAmerican and TARC failed to make indemnification payments to Frito-Lay in the amounts and at the times required under the tax benefit transfer sale-leaseback agreements executed by TransAmerican and Frito-Lay in November and December 1981 relating to equipment located at TARC's refinery. TARC assumed the obligations of TransAmerican under these sale-leaseback agreements when the refinery was transferred to TARC in 1987. Frito-Lay sought actual damages of not less than $7 million. In the Transfer, TransTexas assumed certain liabilities for this matter subject to certain indemnifications. On December 13, 1995, this suit was settled and dismissed with prejudice. The liabilities will be allocated among TransTexas, TARC and TransAmerican, in accordance with the Tax Allocation Agreement and other relevant documents.

8. CREDIT AGREEMENTS

  TransTexas and BNY Financial Corporation entered into an Amended and Restated Accounts Receivable Management and Security Agreement, as of October 31, 1995, for a $40 million line of credit. The line of credit is collateralized by accounts receivable and inventory of TransTexas and is guaranteed by John R. Stanley. The amounts which may be advanced to TransTexas under this line of credit are based on a percentage of TransTexas' natural gas receivables from unaffiliated third parties. The amount outstanding under the line of credit as of April 30, 1996 was $20.7 million. Based upon foreseeable accounts receivable levels, TransTexas estimates the maximum amount available at any one time under this facility will be approximately $26 million.

  Under the terms of this agreement, TransTexas' net loss (including any extraordinary losses) may not exceed $5 million for each fiscal quarter ending after January 31, 1996 ($10 million for each six-month period). This line of credit is also subject to certain other covenants which relate to, among other things, the maintenance of certain financial ratios.

  In May, 1996, TransTexas entered into a Note Purchase Agreement pursuant to which TransTexas issued notes in the aggregate principal amount of $15.75 million, for aggregate proceeds of $15 million. The notes bear interest at 13 1/3% per annum and mature in August 1996. The notes are guaranteed on a senior secured basis by TransAmerican.

9. TRANSACTIONS WITH AFFILIATES

  During 1995, TransAmerican acquired an office building which it renovated and subsequently sold to TransTexas in February 1996. TransAmerican advanced $4 million of the proceeds from this sale to TARC for working capital. TARC leases office space from TransTexas on terms and conditions permitted by the TARC Indenture.

  TransAmerican and its affiliates have provided TARC with substantially all of its corporate services requirements, including insurance, legal, accounting and treasury functions pursuant to the Services Agreement.

                       TRANSAMERICAN ENERGY CORPORATION

                                  (UNAUDITED)
During each of the three months ended April 30, 1996 and 1995, TransAmerican and TransTexas charged TARC approximately $0.1 million to cover its costs of providing these services, which management believes to be reasonable based on the limited services provided. TARC expects its general and administrative expenses to increase significantly when the refinery commences more complex operations. In addition, third party charges incurred by TransAmerican and its affiliates have been charged directly or allocated to TARC on usage or other methods that management believes are reasonable. All significant transactions with affiliates to the extent unpaid are recorded in the "Payable to Affiliates" account.

  Southeast Louisiana Contractors of Norco, Inc. ("Southeast Contractors"), a subsidiary of TransAmerican, provides construction personnel to TARC in connection with the Capital Improvement Program. These construction workers are temporary employees, and the number and composition of the workforce will vary throughout the Capital Improvement Program. Southeast Contractors charges TARC for the direct costs it incurs (which consist solely of employee payroll and benefits) plus administrative costs and fees; such administrative costs and fees charged to TARC are $1.2 million per year. Total labor costs paid to Southeast Contractors for the three months ended April 30, 1996 and 1995 were $0.9 million and $1.8 million, respectively, of which $0.9 million and $2.3 million were payable April 30, 1996 and January 31, 1996, respectively. No labor costs were paid to Southeast Contractors in prior years

  In December 1994, TransTexas entered into an interruptible gas sales agreement with TransAmerican, revenues from which totaled approximately $10.4 million and $2.6 million, respectively, for the three months ended April 30, 1996 and 1995. TransTexas' receivable from TransAmerican for natural gas sales totaled approximately $10.5 million at April 30, 1996.

  TransTexas sells natural gas to TARC under an interruptible long-term sales contract. Revenues from TARC under this contract totaled approximately $0.3 million and $0.1 million for the three months ended April 30, 1996 and 1995, respectively. TransTexas' receivable from TARC for natural gas sales totaled approximately $0.3 million at April 30, 1996. The receivable from TARC for natural gas sales at January 31, 1996 was immaterial.

  In January 1996, TransTexas and TransTexas Exploration Corporation, as a wholly-owned subsidiary of TransTexas ("TTEX") entered into a Drilling Program, as defined in the TransTexas Indenture. Pursuant to the Drilling Program, TTEX will receive a portion of revenues from certain of TransTexas' wells. TTEX has paid TransTexas approximately $5.4 million pursuant to this Drilling Program as of April 30, 1996 and will pay TransTexas an additional $18.3 million during fiscal 1997. This transaction does not affect the consolidated cash flow of TransTexas.

  Pursuant to the terms of the Transfer Agreement, TransAmerican has indemnified TransTexas for substantially all of TransTexas' liability in connection with the settlement of the Terry/Penrod litigation (See Note 7). In order to facilitate the settlement, TransTexas has advanced to TransAmerican $16.4 million of the settlement in exchange for a note receivable. The note is due in installments and partially collateralized by certain of TransAmerican's oil and gas properties. In connection with the litigation settlement, TransTexas received from Terry the reversionary interest in certain producing properties. TransTexas and TransAmerican had intended that such interests would revert to TransAmerican under the Transfer Agreement. TransTexas and TransAmerican have agreed in principle that TransTexas will retain such interests in partial satisfaction of TransAmerican's indemnity obligations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

  TransTexas conducts its operations through two industry segments: exploration and production ("E&P"), and gas transportation ("Transportation"). The E&P segment explores for, develops, produces and markets natural gas, condensate and natural gas liquids. The Transportation segment engages in intrastate natural gas transportation and marketing. TARC's single business segment is refining and storage operations ("Refining"). As described in Note 1 to the condensed consolidated financial statements, transactions between TransTexas and TARC are significantly restricted. The following discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto of the Company included elsewhere in this report.

E&P AND TRANSPORTATION

 Results of Operations

  TransTexas' results of operations are dependent upon natural gas production volumes and unit prices from sales of natural gas, condensate, and natural gas liquids ("NGLs"). The profitability of TransTexas also depends on the volume of natural gas it gathers and transports, its ability to minimize finding and lifting costs and maintaining its reserve base while maximizing production.

  TransTexas' operating data for the three months ended April 30, 1996 and 1995, is as follows:

                                                                      THREE
                                                                     MONTHS
                                                                   ENDED APRIL
                                                                       30,
                                                                   ------------
                                                                   1996   1995
                                                                   -----  -----
   Sales volumes:
     Gas (Bcf) (1)................................................  36.2   35.8
     NGLs (MMgal).................................................  48.2   52.3
     Condensate (MBbls)...........................................   164    176
     Average prices:
     Gas (dry) (per Mcf) (2)...................................... $2.03  $1.34
     NGLs (per gallon)............................................   .31    .26
     Condensate (per Bbl)......................................... 20.03  17.67
     Number of gross wells drilled................................    45     18
     Percentage of wells completed................................    84%    83%

- --------
(1) Sales volumes for the three months ended April 30, 1996 include 5.9 Bcf delivered pursuant to a volumetric production payment.
(2) Average price for the three months ended April 30, 1996 includes amounts delivered under volumetric production payments. The average gas price for TransTexas' undedicated production for this period was $2.18 per Mcf. Gas prices do not include the effect of hedging agreements.

  A summary of TransTexas' operating expenses is set forth below (in millions of dollars):

                                                                       THREE
                                                                      MONTHS
                                                                    ENDED APRIL
                                                                        30,
                                                                    -----------
                                                                    1996  1995
                                                                    ----- -----
   Operating costs and expenses:
     Lease......................................................... $ 6.7 $ 4.0
     Pipeline......................................................   8.2   5.3
     Natural gas liquids...........................................  12.5  10.2
                                                                    ----- -----
                                                                     27.4  19.5
    Taxes other than income taxes (1)..............................   5.2   3.9
                                                                    ----- -----
     Total......................................................... $32.6 $23.4
                                                                    ===== =====

- --------
(1) Taxes other than income taxes include severance, property, and other taxes.

  The Company's average depletion rates have been as follows:

                                                                 THREE MONTHS
                                                                ENDED APRIL 30,
                                                                ---------------
                                                                 1996    1995
                                                                ------- -------
   Depletion rates (per Mcf)................................... $   .90 $   .78

  TransTexas' Consolidated EBITDA, as defined in the TransTexas Indenture, which consists of TransTexas' earnings before consolidated fixed charges (including $3.9 million and $1.0 million of capitalized interest and the interest component of rent expense for the quarters ended April 30, 1996 and 1995, respectively), income taxes, depreciation, depletion, and amortization are set forth below (in millions of dollars):

                                                                        THREE
                                                                       MONTHS
                                                                     ENDED APRIL
                                                                         30,
                                                                     -----------
                                                                     1996  1995
                                                                     ----- -----
   EBITDA........................................................... $60.9 $45.3

  Three Months Ended April 30, 1996, Compared with the Three Months Ended April 30, 1995

  Gas, condensate and NGLs revenues for the three months ended April 30, 1996 increased by $15.9 million from the comparable period of the prior year, due primarily to increases in gas, condensate and NGL prices, offset in part by decreases in condensate and NGL sales volumes. The average monthly prices received per Mcf of gas, excluding amounts dedicated to volumetric production payments, ranged from $2.04 to $2.45 in the three months ended April 30, 1996, compared to a range of $1.29 to $1.43 in the same period in the prior year. As of April 30, 1996, TransTexas had a total of 1,024 producing wells compared to 936 at April 30, 1995. NGL sales volumes decreased primarily due to the decrease in the volumes of natural gas processed. Transportation revenues decreased by $0.7 million for the quarter ended April 30, 1996, due to decreases in volumes transported through TransTexas' pipeline system. TransTexas currently transports a portion of its production from the Bob West and Bob West North development areas through a third-party pipeline.

  Lease operating expenses for the quarter ended April 30, 1996 increased by $2.7 million over the comparable prior year period primarily due to the increase in producing wells and the initiation of a program to increase flow rates on certain of TransTexas' wells through the installation of wellhead compressors. TransTexas estimates that rental of these compressors will add approximately $0.9 million to lease operating expenses in fiscal 1997. Pipeline operating expenses increased by $2.9 million due primarily to increases in compressor fuel costs and chemicals used in the operation of TransTexas' amine plants. NGLs cost increased by $2.3 million from the first quarter in the prior year due to the increase in the cost of natural gas processed. Depreciation, depletion and amortization expense for the three months ended April 30, 1996 decreased by $0.8 million due to a decrease in TransTexas' undedicated natural gas production, offset by a $0.12 increase in the depletion rate. General and administrative expenses increased by $1.8 million in the three months ended April 30, 1996, due primarily to increases in wages and benefits and outside services.

  Interest income for the three months ended April 30, 1996 increased by approximately $0.7 million over the comparable prior year period due to increased cash balances resulting from the issuance of the TransTexas Notes in June 1995. Interest expense increased by $7.0 million over the same period of the prior year primarily as a result of interest accrued on the TransTexas Notes, offset in part by the capitalization of approximately $3.7 million of interest in connection with the acquisition of certain of TransTexas' gas and oil properties.

  Cash provided by operating activities for the three months ended April 30, 1996 increased by $56.9 million from the comparable prior year period due primarily to the increase in prices received for TransTexas' gas, condensate and NGLs and the sale of a volumetric production payment in the three months ended April 30, 1996. Cash provided by operating activities for the three months ended April 30, 1995 reflects an interest payment of $26.2 million on TransTexas' Senior Secured Notes.

  Liquidity and Capital Resources

  A primary source of funds to meet TransTexas' capital and debt service requirements is net cash flow provided by operating activities, which is dependent on the prices TransTexas receives for the volumes of natural gas TransTexas produces. TransTexas has entered into hedge agreements to reduce a portion of its exposure to natural gas prices. See Note 2 of Notes to Condensed Consolidated Financial Statements included elsewhere herein.

  TransTexas makes substantial capital expenditures for the exploration, development and production of its natural gas reserves. TransTexas has financed these expenditures primarily with cash from operations, public offerings of debt and equity securities, the sale of production payments and other financings. For the three months ended April 30, 1996, total capital expenditures were $92 million, including $5 million for lease acquisitions, $71 million for drilling and development and $16 million for TransTexas' gas gathering and pipeline system and other equipment. Pursuant to the TransTexas Indenture, if TransTexas' Working Capital, as defined in the TransTexas Indenture, is less than $20 million at the end of any fiscal quarter, TransTexas' Capital Expenditures, as defined, for the next succeeding fiscal quarter may not exceed 90% of TransTexas' Consolidated EBITDA for such prior fiscal quarter minus TransTexas' Consolidated Fixed Charges for such prior fiscal quarter (the "Capital Expenditure Limit"). TransTexas' Working Capital at April 30, 1996 was less than $20 million. As a result, TransTexas' Capital Expenditures for the quarter ending July 31, 1996 may not exceed the Capital Expenditure Limit. TransTexas anticipates that such restriction will not have a material effect on development drilling for the current fiscal quarter. In addition, the TransTexas Indenture permits TransTexas to fund the drilling of up to 30 wells in any fiscal year pursuant to third-party drilling programs. Any costs associated with these wells would not be included in Capital Expenditures.

  TransTexas anticipates total capital expenditures of approximately $210 million in each of fiscal 1997 and fiscal 1998, subject to TransTexas Indenture requirements and available cash flow, of which approximately $175 million will be used for drilling and development, $15 million for lease acquisitions and $20 million for TransTexas' gas gathering and pipeline system (including pipeline expansion into the La Grulla development area) and other equipment. If revenues decrease, certain contingent obligations of TransTexas become fixed or TransTexas' level of capital expenditures remains limited by the TransTexas Indenture, TransTexas may not have sufficient funds for, or may be restricted in maintaining the level of, capital expenditures necessary to replace its reserves or to maintain production at current levels and, as a result, production may decrease over time. Although cash from operating activities for the three months ended April 30, 1996 has increased, net cash provided by operating activities declined over the three and one-half years ended January 31, 1996. No assurance can be given that TransTexas' cash flow from operating activities will be sufficient to meet planned capital expenditures, contingent liabilities and debt service in the future. Since July 31, 1995, TransTexas has utilized asset sales and various financings, in addition to cash flow from operating activities, to meet its working capital requirements. TransTexas anticipates that it will utilize additional financing or sales of assets to fund planned levels of operations and to meet its obligations, including its obligations under the TransTexas Indenture, through January 1997.

  In January 1996, TransTexas entered into a reimbursement agreement with an unaffiliated third party pursuant to which the third party caused a $20 million letter of credit to be issued to collateralize a supersedeas bond on behalf of TransTexas in a legal proceeding. Prior to this transaction, the supersedeas bond had been collateralized by other letters of credit. These letters of credit were collateralized by $20 million in cash, which has been released to TransTexas. If there is a draw under the letter of credit, TransTexas is required to reimburse the third party within 60 days.

  In January and February 1996, TransTexas completed both a financing and a sale-leaseback transaction, each in the amount of $3 million, related to its operating equipment. Both the financing, which has an interest rate of 9 1/2% per annum, and the sale-leaseback transaction, which has a monthly lease payment of approximately $56,400, have a 36-month term. In February 1996, TransTexas completed an additional financing collateralized by its operating equipment in the amount of $10 million at an interest rate of 12 1/2% per annum and a 36-month term.

  In January 1996, TransTexas sold to an unaffiliated third party a term overriding royalty interest in the form of a production payment carved out of its interests in certain of its producing properties. For net proceeds of approximately $33 million, TransTexas conveyed to the third party a term overriding royalty equivalent to a base volume of approximately 29 Bcf of natural gas, subject to certain increases in the base volume and in the percentage interest dedicated if certain minimum performance and delivery requirements are not met. In February 1996, in consideration for additional net proceeds of approximately $15.5 million, TransTexas supplemented the production payment to subject a percentage of its interests in certain additional producing properties to the production payment and to include additional volumes of approximately 14 Bcf of natural gas within the base volume subject to the production payment.

  In March 1996, TransTexas sold its 41.67% interest in the 76-mile, 24-inch MidCon Texas pipeline that runs from TransTexas' Thompsonville compressor station to Agua Dulce for $7.5 million. TransTexas believes that its existing transportation capacity in this area is adequate for TransTexas' production and does not anticipate any material constraints on the transportation of its natural gas as a result of this sale.

  In May 1996, TransTexas sold to an unaffiliated third party an additional term royalty interest in the form of a volumetric production payment on certain of TransTexas' producing properties. For net proceeds of approximately $43 million, TransTexas conveyed to the third party a royalty on approximately 37 Bcf of natural gas, which amount can increase if certain minimum monthly volumes are not delivered to the production payment interest. TransTexas used approximately $25 million of these net proceeds to terminate an existing dollar-denominated production payment.

  In May 1996, TransTexas entered into a Note Purchase Agreement pursuant to which TransTexas issued notes in the aggregate principal amount of $15.75 million, for aggregate proceeds of $15 million. The notes bear interest at 13 1/3% per annum and mature in August 1996. The notes are guaranteed on a senior secured basis by TransAmerican.

  In May 1996, TransTexas entered into an agreement with one of its swap counterparties as a result of which TransTexas, subject to compliance with certain collateral coverage tests, will not be required to make cash margin deposits with respect to the swaps covered by such agreement. See Note 7 to the accompanying Condensed Consolidated Financial Statements.

  TransTexas has engaged an investment banking firm to assist in the potential sale or sale/leaseback of all or a portion of the Pipeline System, without disrupting the pipeline capacity available to TransTexas. TransTexas has also engaged an investment banking firm to assist in the sale of its interest in the Lodgepole area and three separate packages of producing properties in the Lobo Trend containing a total of approximately 200 Bcfe of natural gas reserves.

  TransTexas currently has a $40 million credit facility with BNY Financial Corporation (the "BNY Facility") pursuant to which it may borrow funds based on the amount of its accounts receivable. At April 30, 1996, the outstanding balance under the BNY Facility was $20.7 million. TransTexas does not anticipate that it will be able to borrow more than $26 million under the BNY Facility during fiscal 1997, based on the expected amount of its accounts receivable. The BNY Facility requires TransTexas to maintain certain financial ratios and includes certain covenants. Under the terms of the BNY Facility, TransTexas' net loss (including any extraordinary losses) may not exceed $5 million for each fiscal quarter ending after January 31, 1996 ($10 million for each six-month period).

  Pursuant to the TransTexas Indenture, TransTexas maintains an account (the "Interest Reserve Account") from which funds may only be disbursed in accordance with the terms of a Cash Collateral and Disbursement Agreement (the "Disbursement Agreement"). TransTexas has deposited into the Interest Reserve Account funds sufficient to pay the aggregate amount of the next ensuing interest payment due in respect of the TransTexas Notes. Funds in the Interest Reserve Account may be invested, at the direction of TransTexas (except as provided below), only in cash and Cash Equivalents as defined in the Disbursement Agreement, and any interest income thereon will be added to the balance of the Interest Reserve Account. TransTexas must maintain a balance (the "Requisite Balance") in the Interest Reserve Account at least equal to the amount necessary to satisfy

TransTexas' obligation to pay interest in respect of all then outstanding TransTexas Notes on the next Interest Payment Date; provided, however, that if, pursuant to the Disbursement Agreement, any funds in the Interest Reserve Account are applied to the payment of interest on the TransTexas Notes, TransTexas shall not be obligated to maintain the Requisite Balance during the period of 60 days immediately following the Interest Payment Date in respect of which such payment was made.

  TransTexas may instruct the disbursement agent under the Disbursement Agreement to deposit with the Indenture Trustee, on any Interest Payment Date, any or all of the funds in the Interest Reserve Account. The Disbursement Agreement provides that if TransTexas fails to pay an installment of interest on the TransTexas Notes on any Interest Payment Date, then all investments in the Interest Reserve Account will be immediately liquidated and all funds in the Interest Reserve Account will be deposited with the Indenture Trustee. If TransTexas has not paid such installment of interest within five days after such Interest Payment Date, or if TransTexas so instructs the Indenture Trustee, the Indenture Trustee will apply such deposited funds to the payment of interest on the TransTexas Notes. The Disbursement Agreement provides that funds may be disbursed from the Interest Reserve Account and released to TransTexas only to the extent that the balance thereof exceeds the Requisite Balance.

  Deconsolidation for Federal Income Tax Purposes

  Under certain circumstances, TransAmerican, TDOC, the Company or TARC may sell or otherwise dispose of shares of common stock of TransTexas. If, as a result of any sale or other disposition of TransTexas' common stock, the direct and indirect ownership of TransTexas by TransAmerican is less than 80% (measured by voting power and value), TransTexas will no longer be a member of TransAmerican's consolidated group for federal tax purposes (the "TransAmerican Consolidated Group") and, with certain exceptions, will no longer be obligated under the terms and conditions of the Tax Allocation Agreement (as defined below) ("Deconsolidation"). Further, if the Company or TARC sells or otherwise transfers any stock of TARC, or issues any options, warrants or other similar rights relating to such stock, outside of the TransAmerican Consolidated Group, then a Deconsolidation of both TARC and TransTexas from the TransAmerican Consolidated Group would occur. For the taxable year during which Deconsolidation of TransTexas occurs, which would also be the final year that TransTexas is a member of the TransAmerican Consolidated Group, TransAmerican would recognize a previously deferred gain of approximately $266.3 million associated with the Transfer and would be required to pay federal income tax on this gain (the tax is estimated to be between $29 million and $56 million if Deconsolidation occurs in fiscal 1997 and between $24 million and $45 million if Deconsolidation occurs in fiscal
1998). This analysis is based on TransTexas' position that the gain from the Transfer, which occurred in 1993, was deferred under the consolidated return regulations. The deferred gain generally is being included in TransAmerican's taxable income in a manner that corresponds (as to timing and amount) with the realization by TransTexas of (and, thus, will be offset by) the tax benefits (i.e., additional depreciation, depletion and amortization on, or reduced gain or increased loss from a sale of, the transferred assets) arising from the additional basis. If, under the terms of the TARC Notes, it was reasonably certain when the TARC Notes were issued that a sufficient amount of TransTexas' stock would be disposed in the future to cause a Deconsolidation of TransTexas from the TransAmerican Consolidated Group, it is possible that the Deconsolidation of TransTexas would be treated as occurring as of the date the TARC Notes were issued. However, TARC has advised the Company that it believes that when the TARC Notes were issued it was not reasonably certain that a Deconsolidation of TransTexas would occur in the future. Under the Tax Allocation Agreement, TransTexas is required to pay TransAmerican each year an amount equal to the lesser of (i) the reduction in taxes paid by TransTexas for such year as a result of any increase in the tax basis of assets acquired by TransTexas from TransAmerican that is attributable to the Transfer and (ii) the increase in taxes paid by TransAmerican for such year and all prior years attributable to gain recognized by TransAmerican in connection with the contribution of assets by TransAmerican to TransTexas (less certain amounts paid by TransTexas for all prior years). TransTexas estimates that if Deconsolidation occurs in fiscal 1997 or 1998, the amount reimbursed to TransAmerican would be between $9 million and $16 million and between $7 million and $13 million, respectively. The remaining amount of the tax relating to the gain would be paid over the lives of the assets transferred. In addition, TransTexas could be liable for additional taxes pursuant to the Tax Allocation Agreement and the several liability provisions of federal tax law.

  Generally, under the Tax Allocation Agreement, if net operating losses of TransTexas are used by other members of the TransAmerican Consolidated Group, then TransTexas is entitled to the benefit (through reduced current tax payable) of such losses in later years to the extent TransTexas has taxable income, remains a member of the TransAmerican Consolidated Group, and the other group members have the ability to pay such taxes. If the Company, TARC or TDOC transfers shares of TransTexas (or transfers options or other rights to acquire such shares) and, as a result of such transfer, Deconsolidation of TransTexas occurs, TransTexas would not receive any benefit pursuant to the Tax Allocation Agreement for net operating losses of TransTexas used by other members of the TransAmerican Consolidated Group prior to the Deconsolidation of TransTexas.

  Each member of a consolidated group filing a consolidated federal income tax return is severally liable to the IRS for the consolidated federal income tax liability of the consolidated group. There can be no assurance that TransAmerican will have the ability to satisfy the above tax obligation at the time due and, therefore, TransTexas, TARC or the Company may be required to pay the tax.

  Under the Tax Allocation Agreement, TransTexas will be required to pay any Texas franchise tax (which is estimated not to exceed $10.6 million) which may be attributable to any gain recognized by TransAmerican on the Transfer and will be entitled to any benefits of the additional basis resulting from the recognition of such gain.

 Contingent Liabilities

  TransTexas has significant contingent liabilities, including liabilities with respect to litigation matters, indemnification obligations relating to certain tax benefit transfer sale-leaseback transactions, and other obligations assumed in the Transfer. These matters, individually and in the aggregate, amount to significant potential liability which, if adjudicated in a manner adverse to TransTexas in one reporting period, could have a material adverse effect on TransTexas' cash flow or operations for that period. Although the outcome of these lawsuits cannot be predicted with certainty, TransTexas does not expect these matters to have a material adverse effect on its financial position. TransTexas has delivered letters of credit and placed into escrow cash, which letters of credit and cash total approximately $50 million, to be applied to certain potential litigation claims. In addition, a change of control or other event that results in deconsolidation of TransTexas and TransAmerican for federal income tax purposes could also result in acceleration of a substantial amount of federal income taxes. See Note 6 to the Condensed Consolidated Financial Statements included elsewhere herein.

 Potential Effects of Change of Control

  The TransTexas Indenture provides that, upon the occurrence of a Change of Control (as such term is defined in the TransTexas Indenture), each holder of the TransTexas Notes will have the right to require TransTexas to repurchase such holder's TransTexas Notes at 101% of the principal amount thereof plus accrued and unpaid interest. A Change of Control would be deemed to occur under the TransTexas Indenture in the case of certain changes or other events in respect of the ownership or control of TransTexas, including any circumstance pursuant to which any person or group, other than John R. Stanley and his wholly-owned subsidiaries or the trustee under the TARC Indenture is or becomes the beneficial owner of more than 50% of the total voting power of TransTexas' then outstanding voting stock, unless the TransTexas Notes have an investment grade rating for the period of 120 days thereafter. The term "person," as used in the definition of Change of Control, means a natural person, company, government or political subdivision, agency or instrumentality of a government and also includes a "group," which is defined as two or more persons acting as a partnership, limited partnership or other group. In addition, certain changes or other events in respect of the ownership or control of TransTexas that do not constitute a Change of Control under the TransTexas Indenture may result in a "change of control" of TransTexas under the terms of the BNY Facility and certain equipment financing. Such an occurrence could create an obligation for TransTexas to repay such other indebtedness. At April 30, 1996, TransTexas had approximately $30.2 million of indebtedness (excluding the TransTexas Notes) subject to such right of repayment or repurchase. In the event of a Change of Control under the TransTexas Indenture or a "change of control" under the terms of other outstanding indebtedness, there can be no assurance that TransTexas will have sufficient funds to satisfy any such payment obligations.

  In February 1995, TARC issued the TARC Notes that were initially collateralized by, among other things, 55 million shares of TransTexas' common stock. In March 1996, TARC sold 4.55 million shares of TransTexas common stock to provide additional financing for the Capital Improvement Program. TARC will require additional financing of approximately $374 million to $379 million over the course of the remaining construction period to complete the Capital Improvement Program of which approximately $41 million is anticipated to be funded by the Port Commission tax exempt bonds. If this financing is not available on a timely basis, or if significant engineering problems, work stoppages or cost overruns occur, TARC likely will not be able to complete the first phase of the Capital Improvement Program by February 15, 1997. Even if required financing is obtained on a timely basis, completion by February 15, 1997 will still prove very difficult if personnel shortages prevent full staffing during peak construction periods. TARC has taken steps to minimize the impact of construction worker shortages, including the retention of field supervisors, direct hiring of field supervisors and field labor by major contractors, use of adding a second shift, and modularization of certain construction items. There can be no assurance that these steps will prove successful; however, TARC believes that implementation of these steps will adequately address staffing concerns. Under the TARC Indenture, the failure of TARC to complete the first phase of its Capital Improvement Program by February 15, 1997 (subject to extension to August 15, 1997 if certain financial coverage ratios are met) would constitute an event of default at such date. Any such event of default could result in the sale, following the occurrence of such event of default, of some or all of the remaining 50.45 million shares of common stock owned by the Company and TARC that are pledged to secure their obligations under the TARC Notes. A foreclosure on the shares of common stock that have been pledged to secure the TARC Notes would constitute a "change of control" of TransTexas under the BNY Facility and certain equipment financing, which may create an obligation for TransTexas to repay amounts outstanding thereunder. A sale of such shares following a foreclosure might also result in a Change of Control under the TransTexas Indenture.

REFINING

 General

  TARC's refinery was inoperative from January 1983 through February 1994. During this period, TARC's revenues were primarily from tank rentals and its expenses were comprised of maintenance and repairs, tank rentals, general and administrative expenses and property taxes. TARC commenced partial operations at the refinery in March 1994 and has operated the refinery intermittently since then. TARC does not consider its historical results to be indicative of future results.

  TARC's results of operations are dependent on the operating status of its refinery equipment, which determines the types of feedstocks processed and refined product yields. The results are also affected by the unit costs of purchased feedstocks and the unit prices of refined products, which can vary significantly. The Capital Improvement Program is designed to significantly change TARC's throughput capacity, the feedstocks processed, and refined product yields.

 Three Months Ended April 30, 1996, Compared with the Three Months Ended April 30, 1995

  Total revenues for the three months ended April 30, 1996 increased $10.3 million to $10.9 million from $0.6 million for the same period in 1995, primarily as a result of increased sales volume.

  Costs of products sold for the three months ended April 30, 1996 increased $12.3 million to $13.4 million from $1.1 million for the same period in 1995, primarily as a result of increased sales volume and a loss of approximately $1.9 million related to a processing agreement.

  Operations and maintenance expense for the three months ended April 30, 1996 increased $3.3 million to $3.0 million from $(0.3) million for the same period in 1995, primarily due to an increase in the number of days the vacuum unit was operating.

  Depreciation and amortization expense for the three months ended April 30, 1996 increased $0.4 million to $1.8 million from $1.4 million for the same period in 1995, primarily due to the placing in service of certain terminal facilities and tankage equipment.

  General and administrative expense for three months ended April 30, 1996 increased $1.0 million to $2.1 million from $1.1 million for the same period in 1995, primarily due to increases in wages, outside services and professional fees.

  Taxes other than income taxes for the three months ended April 30, 1996 decreased $0.6 million to $0.4 million from $1.0 million for the same period in 1995, primarily due to the capitalization of refinery property taxes in the current period under the Capital Improvement Program.

  Interest income for the three months ended April 30, 1996 decreased $1.8 million as compared to the same period in 1995 primarily due to interest earned in 1995 on the initial $173 million long-term debt proceeds held in the Collateral Account. Interest expense for the three months ended April 30, 1996 decreased $3.5 million, primarily due to a larger portion of interest capitalized in 1996 versus 1995. During the three months ended April 30, 1996, TARC capitalized approximately $16.6 million of interest related to property and equipment additions at TARC's refinery.

  Other expense for the three months ended April 30, 1995 was $3.0 million which was primarily a result of trading losses on futures contracts.

LIQUIDITY AND CAPITAL RESOURCES

  In connection with the issuance of the TARC Notes, $173 million of the proceeds thereof were deposited into a cash collateral account, designated for use in the Capital Improvement Program. The current budget for the Capital Improvement Program calls for total expenditures of $434 million; however, TARC estimates that expenditures of approximately $146 million to $151 million in addition to the current budget will be required to complete the Capital Improvement Program. The foregoing estimates, as well as other estimates and projections herein, are subject to substantial revision upon the occurrence of future events, such as unavailability of, or delays in, financing, engineering problems, work stoppages and cost overruns over which TARC may not have any control.

  As of April 30, 1996, expenditures on the Capital Improvement Program funded by or approved for reimbursement from the cash collateral account totaled approximately $189 million. Approximately $17 million remained in the cash collateral account as of April 30, 1996. TARC sold 4.55 million shares of TransTexas common stock in March 1996, and deposited approximately $26.6 million of the proceeds of such sale into the cash collateral account in accordance with the requirements of the TARC Indenture. Giving effect to current estimates, additional funding of $374 million to $379 million will be required to complete the Capital Improvement Program, of which approximately $41 million is anticipated to be funded by the Port Commission tax exempt bonds. As of April 30, 1996, TARC had commitments for refinery construction and maintenance of approximately $64 million. Additional funds necessary to complete the Capital Improvement Program may be provided from (i) the sale of additional shares of TransTexas common stock held by TARC, (ii) the sale of common stock of TARC, (iii) equity investments in TARC (including the sale of preferred stock of TARC to the Company, funded by the sale of TransTexas common stock held by the Company), (iv) capital contributions by TransAmerican, or (v) other sources of financing, the access to which could require the consent of the holders of the TARC Notes. TARC has entered into preliminary discussions with potential third party investors, including strategic equity investors, financial investors and foreign producers of crude oil. There is no assurance that sufficient funds will be available from these sources on a timely basis or upon terms acceptable to TARC and TransAmerican. If this financing is not available or if significant engineering problems, work stoppages or cost overruns occur, TARC likely will not be able to complete and test Phase I of the Capital Improvement Program by February 15, 1997. Even if required financing is obtained on a timely basis, completion by February 15, 1997 will still prove very difficult if personnel shortages prevent full staffing during peak construction periods. TARC has identified and is considering certain steps to minimize the impact of potential construction worker shortages, including the retention of field supervisors, direct hiring of field supervisors and field labor by TARC's major contractors, use of adding a second shift, and modularization of certain construction items. There can be no assurance that these steps will prove successful; however, TARC believes that implementation of these steps will adequately address staffing concerns. Under the TARC Indenture, the failure of TARC to complete and test Phase I by February 15, 1997 (subject to extension to August 15, 1997 if certain financial coverage ratios are met) would constitute an event of default at such date.

  TARC and the Port Commission have reached an agreement in principle which would allow for the issuance of approximately $75 million in Port Commission tax exempt bonds, the proceeds of which may be used to construct tank storage facilities, docks and air and waste water treatment facilities. The air and waste water treatment facility are included in the Capital Improvement Program at an estimated cost of $41 million. The issuance of the tax exempt bonds could provide an alternate source of financing for the construction of such facilities. The Port Commission would own the facilities built with the proceeds of the bonds, and TARC would operate the facilities pursuant to a long-term (30-year) lease. There can be no assurance that the issuance of the tax-exempt bonds, which may require the consent of the holders of the TARC Notes, will occur.

  TARC has incurred losses and negative cash flow from operations as a result of limited refining operations that did not cover the fixed costs of maintaining the refinery, increased working capital requirements and losses on refined product sales due to financing costs and low margins. Based on recent refining margins, recent projected levels of operations and debt service requirements, such negative cash flows are likely to continue. In order to operate the refinery and service its debt, TARC must raise additional debt or equity capital in addition to the funds required to complete the Capital Improvement Program. TransAmerican, the Company or TARC may sell securities to raise funds for additional working capital. There is no assurance that additional capital will be available.

  Without additional funding on a timely basis to complete Phase I of the Capital Improvement Program and to provide working capital for operations and debt service, there is substantial doubt about TARC's continued existence. If TARC (i) does not complete the Capital Improvement Program timely, (ii) incurs significant cost overruns, (iii) does not ultimately achieve profitable operations, or (iv) ceases to continue operations, TARC's investment in the refinery may not be recovered. The financial statements do not include any adjustments for such uncertainties.

  A change of control or other event that results in deconsolidation of TARC from TransAmerican's consolidated group for federal income tax purposes could result in the acceleration of payment of a substantial amount of federal income taxes by TransAmerican. Each member of a consolidated group filing a consolidated federal income tax return is severally liable for the consolidated federal income tax liability of the consolidated group. There can be no assurance that TransAmerican will have the ability to satisfy the above tax obligation at the time due and, therefore, TARC or other members may be required to pay the tax. A decision by the Company or TARC to sell TransTexas shares could result in Deconsolidation of TransTexas for tax purposes. Such sales may be necessary to raise funds required to complete the Capital Improvement Program. The tax liability to TransAmerican at April 30, 1996 that would result from Deconsolidation is estimated to be approximately $40 million.

  TARC enters into financing arrangements to maintain an available supply of feedstocks. Typically, TARC enters into an agreement with a third party to acquire a cargo of feedstock scheduled for delivery to TARC's refinery. TARC pays through the third party all transportation costs, related taxes and duties and letter of credit fees for the cargo, plus a negotiated commission. Prior to arrival at the refinery, another third party purchases the cargo, and TARC commits to purchase, at a later date, the cargo at an agreed price plus commission and costs. TARC also places margin deposits with the third party to permit the third party to hedge its price risk. TARC purchases these cargos in quantities sufficient to maintain expected operations and is obligated to purchase all of the cargos delivered pursuant to these arrangements. In the event the refinery is not operating, these cargos may be sold on the spot market. During the three months ended April 30, 1996, approximately 0.4 million barrels of feedstocks with a cost of $8 million were sold by a third party on the spot market prior to delivery to TARC without a material gain or loss to TARC.

  In March 1996, TARC entered into a processing agreement with a third party for the processing of various feedstocks at the refinery. Under the terms of the agreement, the processing fee earned by TARC is based on the margin earned by the third party, if any, after deducting all of its related costs such as feedstock acquisition, hedging, transportation, processing and inspections plus a commission for each barrel processed. This agreement provides for TARC to process a total of approximately 1.1 million barrels of feedstock. For the three months ended April 30, 1996, TARC incurred a loss of approximately $1.9 million related to the processing agreement primarily as a result of price management decisions. In April 1996, TARC entered into a similar processing agreement with another third party to process feedstocks. Recently, TARC has agreed to process approximately 4.3 million barrels of feedstocks under this agreement.

  Environmental compliance and permitting issues are an integral part of the capital expenditures in the Capital Improvement Program. During the next three fiscal years TARC does not expect to incur significant expenses for environmental compliance in addition to the amounts included in the Capital Improvement Program. There is no assurance, however, that costs incurred to comply with environmental laws will not have a material adverse effect on TARC's future results of operations, cash flows or financial condition. TARC also has contingent liabilities with respect to litigation matters as more fully described in Note 2 of Notes to Condensed Consolidated Financial Statements.

  On December 13, 1995, litigation with Frito-Lay, Inc. was settled. TARC intends to pay $2.5 million to Frito-Lay, Inc. during fiscal year 1997 in accordance with the Tax Allocation Agreement and other relevant documents. As of April 30, 1996, TARC has paid approximately $0.7 million of this obligation.

FORWARD-LOOKING STATEMENTS

  Forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, are included throughout this report. Words such as "anticipates," "expects," "believes" and "likely" indicate forward-looking statements. TARC's management believes that its current views and expectations are based on reasonable assumptions; however, there are significant risks and uncertainties that could significantly affect expected results. Factors that could cause actual results to differ materially from those in the forward-looking statements include TARC's success in raising additional capital to complete the Capital Improvement Program (as defined below) as scheduled, engineering problems, work stoppages, cost overruns, fluctuations in the commodity prices for petroleum and refined products, casualty losses, conditions in the capital markets and competition.

                          PART II--OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

  See Notes 2 and 7 to the condensed consolidated financial statements for a discussion of the Company's legal proceedings.

ITEM 5. OTHER INFORMATION

CAPITAL IMPROVEMENT PROGRAM

  The Capital Improvement Program ("CIP"), designed to increase the capacity and complexity of the refinery, is currently scheduled to be completed and tested by February 1997 for Phase I and February 1998 for Phase II. The most significant projects include: (i) completion of a delayed coking unit to process vacuum tower bottoms into lighter petroleum products, (ii) reactivation and revamp of a fluid catalytic cracking unit to increase gasoline production capacity, (iii) upgrading and expanding existing hydrotreating and desulfurization units to increase sour crude processing capacity and (iv) reactivation and expansion of the MTBE unit. In addition, TARC plans to expand, modify, and add other processing units, tankage, and offsite facilities as part of the CIP. The CIP includes expenditures necessary to ensure that the refinery is in compliance with certain existing air and water discharge regulations and that gasoline produced will comply with federal standards. TARC has engaged a number of specialty consultants and engineering and construction firms to assist TARC in completing the individual projects that comprise the CIP. Each of these firms was selected because of its specialized expertise in a particular process or unit integral to the CIP.

  The following table sets forth, as of April 30, 1996, TARC's capital budget for, and expenditures on the Capital Improvement Program (in millions of dollars):

                                                            CAPITAL
                                                            BUDGET  EXPENDITURES
                                                            ------- ------------
   PHASE I:
     Delayed Coking Unit...................................  $  38      $ 53
     Naphtha Pretreater....................................      7         4
     No. 2 Reformer........................................      6         1
     VGO HDS Unit..........................................     25         5
     FCC Unit..............................................     75        33
     FCC Upgrades..........................................     11         7
     Alkylation Unit.......................................     20         9
     MTBE Unit.............................................      2        --
     Sulfur Recovery Units/Amine System....................     26        19
     Additional Tank Storage Capacity......................     21        10
     Offsite Facilities....................................     22        18
     Other.................................................      8         4
     Engineering and Administrative........................      8        12
     Contingencies.........................................     40*        8
                                                             -----      ----
       Total Phase I.......................................    309       183
                                                             -----      ----
   PHASE II:
     Light Naphtha Isomerization Unit......................      5         2
     VGO HDS Unit..........................................     31         2
     Sulfur Recovery Units/Amine System....................     17        --
     Offsite Facilities....................................     18        --
     MTBE Unit Expansion...................................     33        --
     Other.................................................      2        --
     Engineering and Administrative........................      3        --
     Contingencies.........................................     16*        2
                                                             -----      ----
       Total Phase II......................................    125         6
                                                             -----      ----
       Total Capital Improvement Program...................  $ 434      $189
                                                             =====      ====

- --------
* To the extent that expenditures exceed the approved capital budget for a unit or units, the contingencies portion of the budget will be allocated to specific units. As of April 30, 1996, approximately $19 million of the contingencies have been allocated for expenditures on the Delayed Coking Unit and Engineering and Administrative. The foregoing estimates, as well as other estimates and projections herein, are subject to substantial revision upon the occurrence of future events, such as unavailability of, or delays in financing, engineering problems, work stoppages and cost overruns over which TARC may not have any control.

  TARC estimates that expenditures of between $146 million and $151 million in addition to the current budget of $434 million will be required to complete the Capital Improvement Program. As of April 30, 1996, expenditures on the Capital Improvement Program funded by or approved for reimbursement from the cash collateral account totaled approximately $189 million. Approximately $17 million remained in the cash collateral account as of April 30, 1996. Giving effect to current estimates, additional funding of $374 million to $379 million will be required to complete the Capital Improvement Program of which approximately $41 million is anticipated to be funded by the Port Commission tax exempt bonds. As of April 30, 1996, TARC had commitments for refinery construction and maintenance of approximately $64 million. Additional funds necessary to complete the Capital Improvement Program may be provided from (i) the sale of additional shares of TransTexas common stock held by TARC, (ii) the sale of common stock of TARC, (iii) equity investments in TARC (including the sale of preferred stock of TARC to the Company, funded by the sale of TransTexas common stock held by the Company), (iv) capital contributions by TransAmerican, or (v) other sources of financing, the access to which could require the consent of the holders of the TARC Notes. TARC has entered into preliminary discussions with potential third party investors, including strategic equity investors, financial investors and foreign producers of crude oil. There is no assurance that sufficient funds will be available from these sources on a timely basis or upon terms acceptable to TARC and TransAmerican. If this financing is not available when needed or if significant engineering problems, work stoppages or cost overruns occur, TARC may not be able to complete and test Phase I of the Capital Improvement Program by February 15, 1997. Even if required financing is obtained on a timely basis, completion by February 15, 1997 will still prove very difficult if personnel shortages prevent full staffing during peak construction periods. TARC has taken steps to minimize the impact of construction worker shortages, including the retention of field supervisors, direct hiring of field supervisors and field labor by major contractors, use of adding a second shift, and modularization of certain construction items. There can be no assurance that these steps will prove successful; however, TARC believes that implementation of these steps will adequately address staffing concerns. Under the TARC Indenture, the failure of TARC to complete and test Phase I by February 15, 1997 (subject to extension to August 15, 1997 if certain financial coverage ratios are met) would constitute an event of default at such date.

  TARC and the Port Commission have reached an agreement in principle which would allow for the issuance of approximately $75 million in Port Commission tax exempt bonds, the proceeds of which may be used to construct tank storage facilities, docks and air and waste water treatment facilities. The air and waste water treatment facilities are included in the Capital Improvement Program at an estimated cost of $41 million. The issuance of the tax exempt bonds could provide an alternate source of financing for the construction of such facilities. The Port Commission would own the facilities built with the proceeds of the bonds, and TARC would operate the facilities pursuant to a long-term (30-year) lease. There can be no assurance that the issuance of the tax-exempt bonds, which may require the consent of the holders of the TARC Notes, will occur.

  TARC plans to complete the CIP in two phases as described below:

 Phase I

  Phase I is expected to be completed and tested in February 1997 subject to timely availability of financing (see "Liquidity and Capital Resources"). Phase I will involve completion or reactivation of a delayed coking unit, a naphtha pretreater, a catalytic reformer, a vacuum gas oil hydrodesulfurization unit, a fluid catalytic cracking unit, an alkylation plant, an MTBE unit and sulfur recovery facilities. TARC anticipates that following completion of Phase I, it will be processing low-cost, sour crude oil in combination with sweet crude oil and atmospheric tower bottoms. Products from this phase are expected to include all the products produced prior to Phase I plus conventional gasoline and petroleum coke. TARC must raise additional capital to complete Phase I.

 Phase II

  Phase II is expected to be completed and tested in February 1998 subject to timely availability of financing (see "Liquidity and Capital Resources"). In Phase II of the Capital Improvement Program, TARC will expand hydrodesulfurization capacity, add a naphtha isomerization unit and add sulfur recovery facilities. TARC anticipates that, following completion of Phase II, it will process 200,000 BPD of heavy, sour crude oil. TARC must raise additional capital to complete Phase II.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS:

 *10.1 --Note Purchase Agreement, dated as of May 10, 1996, among TransTexas
        Gas Corporation, TCW Shared Opportunity Fund II, L.P. and Jefferies &
        Company, Inc.
 *10.2 --Master Swap Agreement, dated June 6, 1996, between TransTexas Gas
        Corporation and AIG Trading Corporation.
 *10.3 --Purchase Agreement, dated January 30, 1996, between TransTexas Gas
        Corporation and Sunflower Energy Finance Company.
 *10.4 --Production Payment Conveyance, executed on January 30, 1996, from
        TransTexas Gas Corporation to Sunflower Energy Finance Company.
 *10.5 --First Supplement to Purchase Agreement, dated as of February 12, 1996, among TransTexas Gas Corporation, Sunflower Energy Finance Company and
        TCW Portfolio No. 1555 DR V Sub-Custody Partnership, L.P.
 *10.6 --First Supplement to Production Payment Conveyance, executed February
        12, 1996, among TransTexas Gas Corporation, Sunflower Energy Finance
        Company and TCW Portfolio No. 1555 DR V Sub-Custody Partnership, L.P.
 *10.7 --Purchase Agreement, dated May 14, 1996, among TransTexas Gas
        Corporation, TCW Portfolio No. 1555 DR V Sub-Custody Partnership, L.P.
        and Sunflower Energy Finance Company.
 *10.8 --Production Payment Conveyance, executed May 14, 1996, from TransTexas
        Gas Corporation to TCW Portfolio No. 1555 DR V Sub-Custody Partnership,
        L.P. and Sunflower Energy Finance Company.
  10.9 --Processing Agreement dated April 22, 1996 between TransAmerican
        Refining Corporation and Glencore Ltd. (filed as Exhibit 10.1 to the
        Quarterly Report on Form 10-Q of TransAmerican Refining Corporation for the period ended April 30, 1996, and incorporated herein by reference).

- --------
* Filed as an exhibit, under the same exhibit number, to the Quarterly Report on Form 10-Q of TransTexas Gas Corporation for the period ended April 30, 1996, and incorporated herein by reference.

(b) REPORTS ON FORM 8-K

  The following report on Form 8-K was filed during the three months ended April 30, 1996.

                                                                                    FINANCIAL
                                             ITEM                                   STATEMENTS
          DATE OF REPORT                   REPORTED                                   FILED
          --------------                   --------                                 ----------
         February 5, 1996                   Item 8                                     None

                                   SIGNATURE

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          TRANSAMERICAN ENERGY CORPORATION
                                                      (Registrant)

                                          By:      /S/ JOHN R. STANLEY
                                            -----------------------------------
                                            John R. Stanley, Chief Executive
                                                         Officer

June 14, 1996                                     /S/ JEFFREY H. SIEGEL
                                          -------------------------------------
                                           Jeffrey H. Siegel, Chief Financial
                                                         Officer
                                            (Principal Financial Officer and
                                                   Accounting Officer)