Form 10-Q
period 1996-07-31
TRANSAMERICAN ENERGY CORP
filed 1996-09-20
CIK 927763

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.   20549


                                   FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended July 31, 1996

                          Registration Number 33-85930


                       -------------------------------


                        TRANSAMERICAN ENERGY CORPORATION
             (Exact name of registrant as specified in its charter)


              DELAWARE                                      76-0441642
   (State or other jurisdiction of                       (I.R.S. Employer
  incorporation or organization)                        Identification No.)

        1300 EAST NORTH BELT
              SUITE 200
            HOUSTON, TEXAS                                    77032
(Address of principal executive offices)                    (Zip Code)



                               (713) 986-8822
            (Registrant's telephone number, including area code)


                       -------------------------------


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes   X           No    .
                                                 ---             ---
         The number of shares of common stock of the registrant outstanding on September 20, 1996 was 9,000.

================================================================================

                        TRANSAMERICAN ENERGY CORPORATION

                               TABLE OF CONTENTS




                                                                                                                PAGE
                                                                                                                ----
                                                       PART I.
                                                FINANCIAL INFORMATION


Introduction
Item 1.   Financial Statements
          Condensed Consolidated Balance Sheet as of July 31, 1996  and January 31, 1996  . . . . . . . . .         2
          Condensed Consolidated Statement of Operations for the three and six months ended July 31, 1996
             and 1995 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         3
          Condensed Consolidated Statement of Cash Flows for the six months ended July 31, 1996
             and 1995 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         4
          Notes to Condensed Consolidated Financial Statements  . . . . . . . . . . . . . . . . . . . . . .      5-24
Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations . . . . . .     25-36



                                                       PART II.
                                                  OTHER INFORMATION

Item 1  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        37
Item 5  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     37-39
Item 6  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        39
Signatures  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        40
Index to Exhibits . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        41

                         PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                        TRANSAMERICAN ENERGY CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEET
                (In thousands of dollars, except share amounts)
                                  (Unaudited)

                                                                                                   July 31,         January 31,
                                                                                                    1996               1996
                                                                                                ------------        -----------
                                    ASSETS
Current assets:
    Cash and cash equivalents                                                                   $   42,237          $   14,114
    Interest reserve account - TransTexas                                                           46,000              46,000
    Long-term debt proceeds held in collateral account - TARC                                          404              14,840
    Accounts receivable                                                                             39,321              36,372
    Receivable from affiliates                                                                       3,677               3,000
    Inventories                                                                                     29,025              48,652
    Other current assets (Note 3)                                                                   36,578              56,300
                                                                                                ----------          ----------
       Total current assets                                                                        197,242             219,278
                                                                                                ----------          ----------

Property and equipment                                                                           2,596,653           2,438,926
Less accumulated depreciation, depletion and amortization                                        1,371,969           1,302,972
                                                                                                ----------          ----------

    Net property and equipment -- based on the full cost method of accounting for gas and oil properties of which $145,135 and $136,360 was excluded from amortization at
       July 31, 1996 and January 31, 1996, respectively                                          1,224,684           1,135,954
                                                                                                ----------          ----------

Long-term debt proceeds held in collateral account - TARC                                           --                   9,565
Due from affiliates                                                                                 20,494              26,846
Other assets, net                                                                                   39,809              64,779
                                                                                                ----------          ----------
                                                                                                $1,482,229          $1,456,422
                                                                                                ==========          ==========


                     LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)

Current liabilities:
     Current maturities of long-term debt                                                       $    4,439          $    1,335
     Accounts payable                                                                               43,368              63,302
     Payable to affiliate                                                                            1,908               2,260
     Product financing arrangements                                                                 12,922              37,206
     Accrued liabilities                                                                            97,091              89,316
                                                                                                ----------          ----------
       Total current liabilities                                                                   159,728             193,419
                                                                                                ----------          ----------

Due to affiliates                                                                                   23,554              18,992
Long-term debt, less current maturities                                                          1,147,458           1,119,079
Revolving credit agreement                                                                           7,948              20,365
Production payment                                                                                  --                  31,036
Deferred revenue                                                                                    75,384              32,850
Deferred income taxes                                                                               29,012              40,256
Other liabilities                                                                                   17,815              36,358
Redeemable preferred stock $0.01 par value, 10,000 shares authorized; Series A - 1,000
 shares issued and outstanding                                                                          96                  96
Commitments and contingencies (Note 2)                                                              --                   --
Stockholder's equity (deficit):
     Common stock, $0.01 par value, 100,000 shares authorized; 9,000 shares issued and
       outstanding                                                                                  --                   --
     Additional paid-in capital                                                                    136,226             175,019
     Accumulated deficit                                                                          (102,992)           (211,048)
                                                                                                ----------          ----------
                                                                                                    33,234             (36,029)
     Less advances to affiliates                                                                   (12,000)              --
                                                                                                ----------          ----------
       Total stockholder's equity (deficit)                                                         21,234             (36,029)
                                                                                                ----------          ----------
                                                                                                $1,482,229          $1,456,422
                                                                                                ==========          ==========


    See accompanying notes to condensed consolidated financial statements.

                        TRANSAMERICAN ENERGY CORPORATION
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                (In thousands of dollars, except share amounts)
                                  (Unaudited)



                                                                   Three Months Ended           Six Months Ended
                                                                        July 31,                    July 31,
                                                               -----------------------      ------------------------
                                                                 1996           1995           1996           1995
                                                               --------       --------       --------      ---------
Revenues:
   Gas, condensate and natural gas liquids                     $ 76,737       $ 67,217       $156,245      $131,022
   Transportation                                                 8,675          8,736         16,870        17,626
   Product sales                                                 --             68,434         10,857        68,992
   Gain on asset sales                                           --             --              7,762        --
   Other                                                            158            178            357           234
                                                               --------       --------       --------      --------
          Total revenues                                         85,570        144,565        192,091       217,874
                                                               --------       --------       --------      --------

Costs and expenses:
   Operating                                                     29,810         97,929         73,390       119,163
   Depreciation, depletion and amortization                      33,262         30,519         65,165        62,768
   General and administrative                                    16,022         17,800         25,663        24,555
   Taxes other than income taxes                                  9,672          5,941         15,255         9,832
   Litigation settlement                                        (96,000)        --            (96,000)      --
                                                               --------       --------       --------      --------
         Total costs and expenses                                (7,234)       152,189         83,473       216,318
                                                               --------       --------       --------      --------

         Operating income (loss)                                 92,804         (7,624)       108,618         1,556
                                                               --------       --------       --------      --------

Other income (expense):
   Interest income                                                  844          3,496          2,121         5,882
   Interest expense, net                                        (30,747)       (31,053)       (54,121)      (51,010)
   Gain on sale of TransTexas Stock                              --             --             56,162        --
   Other                                                             65          5,378            328         2,335
                                                               --------       --------       --------      --------


         Total other income (expense)                           (29,838)       (22,179)         4,490       (42,793)
                                                               --------       --------       --------      --------

         Income (loss) before income taxes                       62,966        (29,803)       113,108       (41,237)

Income tax expense (benefit)                                      6,162         (4,203)         7,788        (2,284)
                                                               --------       --------       --------      --------

         Income (loss) before extraordinary item                 56,804        (25,600)       105,320       (38,953)
Extraordinary item - loss on early extinguishment of debt -
   TransTexas, net of tax                                        --            (56,637)        --           (56,637)
                                                               --------       --------       --------      ---------

         Net income (loss)                                     $ 56,804       $(82,237)      $105,320      $(95,590)
                                                               ========       ========       ========      ========

Net income (loss) per common share                             $  6,312       $ (9,137)      $ 11,702      $(12,722)
                                                               ========       ========       ========      ========

Weighted average number of
 shares outstanding                                               9,000          9,000          9,000         7,514
                                                               ========       ========       ========      ========





     See accompanying notes to condensed consolidated financial statements.

                        TRANSAMERICAN ENERGY CORPORATION
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                           (In thousands of dollars)
                                  (Unaudited)

                                                                                                 Six Months Ended
                                                                                                    July 31,
                                                                                       -----------------------------------
                                                                                          1996                   1995
                                                                                       ------------         --------------
Operating activities:
   Net income (loss)                                                                   $  105,320           $  (95,590)
   Adjustments to reconcile net income (loss) to net cash
      provided (used) by operating activities:
   Extraordinary item                                                                     --                    56,637
   Litigation, net                                                                          5,000                7,000
   Depreciation, depletion and amortization                                                65,165               62,768
   Amortization of discount on long-term debt                                                  40                7,673
   Amortization of debt issue costs                                                         7,002                2,815
   Gain on sales of assets                                                                 (7,762)             --
   Deferred income taxes                                                                  (11,244)               6,679
   Gain on sale of TransTexas stock                                                       (56,162)             --
   Inventory writedown                                                                        921                1,265
   Proceeds from volumetric production payments                                            58,621              --
   Amortization of deferred revenue                                                       (16,087)             --
   Changes in assets and liabilities:
      Accounts receivable                                                                  (3,508)               4,925
      Inventories                                                                          (5,578)             (11,356)
      Other current assets                                                                 22,899              (10,032)
      Accounts payable                                                                     (1,406)             (20,400)
      Accrued liabilities                                                                  (3,125)             (15,331)
      Payable to affiliates                                                               (11,763)             (12,585)
      Other assets                                                                         (2,161)              (3,367)
      Other liabilities                                                                   (21,452)                 (66)
                                                                                       ----------           ----------
             Net cash provided (used) by operating activities                             124,720              (18,965)
                                                                                       ----------           ----------

Investing activities:
   Capital expenditures                                                                  (191,354)            (217,982)
   Proceeds from sales of assets                                                           69,971              --
   Deposits to interest reserve account                                                   (46,000)             (44,722)
   Withdrawals from interest reserve account                                               46,000              --
   Advances to TransAmerican from TransTexas                                               (9,500)             --
   Production payment from affiliate                                                       --                    3,547
                                                                                       ----------           ----------
          Net cash used by investing activities                                          (130,883)            (259,157)
                                                                                       ----------           ----------

Financing activities:
   Issuance of long-term debt and warrants                                                 25,000              310,750
   Principal payments on long-term debt                                                   (17,044)             (20,000)
   Long-term debt proceeds held in collateral account                                     (26,549)            (173,000)
   Withdrawals from collateral account                                                     50,550               32,143
   Issuance of Senior Secured Notes                                                        --                  800,000
   Retirement of Senior Secured Notes                                                      --                 (542,500)
   Issuance of redeemable preferred stock                                                  --                       96
   Issuance of dollar-denominated production payment                                       --                   49,500
   Repayments of production payment                                                       (32,800)              (7,866)
   Net proceeds from sale of TransTexas stock                                              42,607              --
   Principal payments on capital lease obligations                                           (517)             --
   Revolving credit agreement, net                                                        (12,417)              (8,701)
   Dividend payment on preferred stock                                                        (19)             --
   Advances from TransAmerican and affiliates to TARC                                      11,656                  635
   Repayment of advances from TransAmerican to TARC                                        (1,925)             (40,000)
   Debt issue costs                                                                        (4,256)             (34,937)
                                                                                       ----------           ----------
          Net cash provided by financing activities                                        34,286              366,120
                                                                                       ----------           ----------
          Increase in cash and cash equivalents                                            28,123               87,998
   Beginning cash and cash equivalents                                                     14,114                  866
                                                                                       ----------           ----------
Ending cash and cash equivalents                                                       $   42,237           $   88,864
                                                                                       ==========           ==========



    See accompanying notes to condensed consolidated financial statements.

                        TRANSAMERICAN ENERGY CORPORATION
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)


1.   GENERAL

ORGANIZATION.    TransAmerican Energy Corporation (the "Company") was formed on
July 12, 1994 to hold 55 million shares of common stock (74.3% of outstanding shares) of TransTexas Gas Corporation ("TransTexas") and all of the outstanding capital stock of TransAmerican Refining Corporation ("TARC"). TransAmerican contributed 55 million shares of TransTexas common stock and all of the capital stock of TARC to the Company in connection with the public offering of TARC's senior secured notes (the "TARC Notes"). The Company then contributed 15 million of these shares (20.3% of the total outstanding) of TransTexas common stock to TARC. In March 1996, TARC sold 4.55 million shares (6.2% of the total outstanding) of TransTexas common stock in public offerings. The condensed consolidated financial statements include the financial statements of TransTexas and TARC on a wholly-owned basis. Once TransTexas is in a positive equity position, 19.8% of the results of its operations will be allocated to nonaffiliates. Capitalized terms used herein are as defined in the respective Transition Reports on Form 10-K of TransTexas, TARC and the Company for the transition period ended January 31, 1996.

     The respective bond indenture agreements of TransTexas and TARC each contain substantial restrictions which essentially prevent the Company from using the assets of one entity to satisfy the liabilities of the other and substantially limit transactions between affiliates. Accordingly, the condensed consolidated financial statements should be read in conjunction with the separate condensed financial statements of TransTexas and TARC filed on their respective quarterly reports on Form 10-Q for the three months ended July 31, 1996.

     Below is selected financial information for each consolidated entity (in millions of dollars):

                                                                   July 31, 1996
                                         --------------------------------------------------------------
                                                                       Consolidation
     Balance Sheet Data                     TARC       TransTexas         Entries         Consolidated
     ------------------                  ----------    ----------      -------------      ------------
      Working capital                     $   (35.7)     $   73.2        $      --        $      37.5
      Total assets                            541.3         944.6             (3.7)           1,482.2
      Long-term debt                          340.1         819.8               --            1,159.9
      Long-term payable to affiliates (1)      13.5          12.1             (2.0)              23.6
      Stockholder's equity (deficit) (2)      114.0        (114.3)            21.5               21.2


                                                            Six Months Ended July 31, 1996
                                           --------------------------------------------------------------
                                                                         Consolidation
       Operations Data                        TARC       TransTexas         Entries         Consolidated
       ---------------                     ----------    ----------      -------------      ------------
        Revenues                           $   10.9      $  182.7         $   (1.5)         $   192.1
        Operating income (loss)               (23.7)        132.5             (0.2)             108.6
        Net income (loss)                      42.0          74.6            (11.3)             105.3

       Cash Flow Data
       ---- ---- ----

        Operating activities               $  (16.5)     $  141.3         $   (0.1)         $   124.7
        Investing activities                  (61.6)        (69.3)             --              (130.9)
        Financing activities                   75.8         (41.5)             --                34.3

(1) Excludes deferred taxes of TransTexas for $29.0 million payable to TransAmerican

(2) Includes $12.0 million of advances by TransTexas to affiliates classified as a component of equity.


INTERIM FINANCIAL INFORMATION. The condensed consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, which are, in the opinion of management, necessary for a fair presentation of the results for

                        TRANSAMERICAN ENERGY CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
                                  (Unaudited)


the interim periods. Interim results of operations are not necessarily indicative of the results that may be expected for the year ending January 31, 1997. The financial information presented herein should be read in conjunction with the financial statements and notes included in the Company's Transition Report on Form 10-K, for the Transition Period ended January 31, 1996.

LIQUIDITY. A primary source of funds to meet TransTexas' debt service and capital requirements is net cash flow provided by operating activities, which is extremely sensitive to the prices TransTexas receives for its natural gas. TransTexas has entered into hedge agreements to reduce its exposure to price risk in the spot market for natural gas. However, a substantial portion of TransTexas' production will remain subject to such price risk. Additionally, significant capital expenditures are required for drilling and development, lease acquisitions, pipeline and other equipment additions. Since July 31, 1995, TransTexas has utilized asset sales and various financings, in addition to cash flow from operating activities, to meet its working capital requirements. TransTexas anticipates that it will utilize additional financing or sales of assets as allowed by the indenture (the "TransTexas Indenture") governing TransTexas' Senior Secured Notes (the "TransTexas Notes"), to fund planned levels of operations through January 1997. No assurance, however, can be given that TransTexas' cash flow from operating activities and other sources of cash will be sufficient to meet planned capital expenditures, contingent liabilities, and debt service in the future.

        On July 2, 1996, TransTexas consummated the sale, effective as of May 1, 1996, of producing properties in Zapata County, Texas for consideration of approximately $62 million. On June 17, and August 13, 1996, TransTexas consummated the sales, effective as of February 1, 1996, of certain other producing properties in Webb County, Texas for consideration of approximately $9.95 million and $21.5 million, respectively. The purchase price for each of the properties discussed above was or is subject to adjustment for gas sales between the effective date and the closing date. TransTexas retained or will retain the proceeds of all such gas sales.

        TransTexas has engaged an investment banking firm to assist in the potential sale or sale-leaseback of all or a portion of TransTexas' pipeline system. TransTexas has also engaged an investment banking firm to assist in the sale of its interest in the Lodgepole area. On August 29, 1996, TransTexas announced that it has engaged two investment banking firms to assist in the sale of TransTexas' remaining Lobo Trend producing properties in Webb and Zapata counties, Texas, and associated undeveloped acreage. If such a sale is consummated, TransTexas intends to use the proceeds, along with proceeds from any sales of its pipeline system and Lodgepole area properties, for general corporate purposes and a possible repurchase of the TransTexas Notes.

        On June 28, 1996, TransTexas consummated a settlement of litigation pursuant to which TransTexas and another plaintiff received approximately $125 million. TransTexas' share of the settlement proceeds was $96 million.

         TARC is currently engaged in an expansion and modification of its refinery (the "Capital Improvement Program"). The current budget for the Capital Improvement Program calls for total expenditures of approximately $434 million. TARC estimates that expenditures of between $146 million and $151 million in addition to the current budget will be required to complete the Capital Improvement Program. A significant portion of the additional expenditures will relate to the Delayed Coking Unit, the FCC Unit and the offsite facilities. In connection with the issuance of the TARC Notes, $173 million of the proceeds thereof were deposited into a cash collateral account, designated for use in the Capital Improvement Program. In March 1996, TARC sold 4.55 million shares of TransTexas common stock and $26.6 million of the proceeds thereof were deposited in the cash collateral account.

        As of July 31, 1996, expenditures on the Capital Improvement Program funded or approved for reimbursement from the cash collateral account totaled approximately $205 million. Approximately $0.4 million remained in the cash collateral account as of July 31, 1996. Giving effect to current estimates, additional funding of $374 million to $379 million will be required to complete the Capital Improvement Program, of which approximately $41 million is anticipated to be funded by the South Louisiana Port Commission ("Port Commission") tax exempt bonds (described below). Additional funds necessary to complete the Capital Improvement Program may be provided from (i) the sale of additional shares of TransTexas common stock held by TARC, (ii) the sale of common stock of TARC, (iii) equity investments in TARC (including the sale of preferred stock of TARC to the Company, funded by the sale of TransTexas

                         TRANSAMERICAN ENERGY CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
                                  (Unaudited)


common stock held by the Company), (iv) capital contributions or loans by TransAmerican, or (v) other sources of financing, the access to which could require the consent of the holders of the TARC Notes. TARC has entered into preliminary discussions with potential third party investors, including strategic equity investors, financial investors and foreign producers of crude oil. Sales of shares of TransTexas common stock may result in deconsolidation of TransTexas from the consolidated group for federal income tax purposes.
There is no assurance that sufficient funds will be available from these sources on a timely basis or upon terms acceptable to TARC or TransAmerican. If this financing is not available in the near future or if significant engineering problems, work stoppages, personnel shortages or cost overruns occur, TARC likely will not be able to complete and test Phase I of the Capital Improvement Program by February 15, 1997. If required financing is obtained on a timely basis, completion by February 15, 1997 will still prove very difficult. TARC has identified and is considering steps to optimize construction completion, including the retention of field supervisors, direct hiring of field supervisors and field labor by TARC's major contractors, adding additional shifts, and modularization and outsourcing of certain construction items. Under the indenture governing the TARC Notes (the "TARC Indenture"), the failure of TARC to complete and test Phase I by February 15, 1997 would constitute an Event of Default at such date. Such date, however, may be extended, without an Event of Default, to May 15, 1997 or further extended to August 15, 1997 if TARC's fixed charge coverage ratio is 1.25 to 1 for the three month periods ended December 31, 1996 and March 31, 1997, respectively. TARC is actively pursuing transactions that could allow it to meet the requisite ratio.

        If an Event of Default occurs and is continuing, unless the principal of all of the TARC Notes shall have already become due and payable, either the TARC Indenture Trustee or the Holders of 25% in aggregate principal amount of TARC Notes then outstanding, by notice in writing to TARC (and to the TARC Indenture Trustee if given by Holders) (an "Acceleration Notice"), may declare all principal of the TARC Notes and accrued interest to be due and payable immediately.

        Prior to the declaration of acceleration of the TARC Notes, the Holders of a majority in aggregate principal amount of the TARC Notes at the time outstanding may waive on behalf of all the Holders any default, except a default in the payment of principal of, premium, if any, or interest on any TARC Note not yet cured, or a default with respect to any covenant or provision which cannot be modified or amended without the consent of the Holder of each outstanding TARC Note affected.

        Pursuant to a cash collateral and disbursement agreement (the "Disbursement Agreement") among the Indenture Trustee, First Union National Bank, as disbursement agent (the "Disbursement Agent"), and Baker & O'Brien, Inc., as construction supervisor (the "Construction Supervisor"), $173 million of the net proceeds from the sale of the TARC Notes pursuant to the 1995 Offering was placed in an account (the "Collateral Account"), held and invested by the Disbursement Agent until needed from time to time to fund the Capital Improvement Program. In addition, TARC is required to deposit the first $50 million of proceeds from a Revolving Credit Facility in the Collateral Account if TARC obtains such facility. The Disbursement Agent invests the assets of the Collateral Account in cash, Cash Equivalents and Marketable Securities. Interest income, if any, earned on the invested proceeds will be added to the balance of the Collateral Account. The Disbursement Agent disburses funds from the Collateral Account only upon satisfaction of the disbursement conditions set forth in the Disbursement Agreement. All funds in the Collateral Account are pledged as security for the repayment of the TARC Notes.

        The Disbursement Agent makes disbursements out of the Collateral Account in accordance with a budget prepared by TARC and approved by the Construction Supervisor. The budget consists of an itemized schedule setting forth on a line item basis the additional expenditures estimated to be incurred in connection with the Capital Improvement Program, the total cost of which may not exceed $434 million, subject to certain exceptions. See "Capital Improvement Program." TARC may amend the budget only with the approval of the Construction Supervisor. The Construction Supervisor will approve an amended budget if it satisfies all of the requirements of the original budget or certain other conditions are satisfied. If the Capital Improvement Program runs over budget, the Disbursement Agreement gives priority to expenditures for Phase I of the Capital Improvement Program.

        Under the Disbursement Agreement, the Construction Supervisor is responsible for review and approval of

                      TRANSAMERICAN ENERGY CORPORATION
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
                                 (Unaudited)


TARC's plans and specifications and budget for the Capital Improvement Program. The Construction Supervisor is required to perform weekly inspections of TARC's refinery and to advise the Disbursement Agent and the Indenture Trustee on the progress of the Capital Improvement Program. In addition, the Construction Supervisor is required to review each request by TARC for a disbursement from the Collateral Account to pay for the Capital Improvement Program. No disbursements may be made from the Collateral Account to fund the Capital Improvement Program unless the Construction Supervisor determines (i) that the disbursement has been requested to pay for expenses that are in accordance with the plans and specifications approved by the Construction Supervisor, (ii) that the expense for which a disbursement has been requested does not exceed the amount for such item as set forth in the budget approved by the Construction Supervisor, and (iii) that transactions for which a disbursement has been requested were made on an arm's length basis, as represented by TARC.

        TARC and the Port Commission have reached an agreement in principle which would allow the issuance of approximately $75 million in Port Commission tax exempt bonds, the proceeds of which may be used to construct tank storage facilities, docks and air and waste water treatment facilities. A portion of these facilities was included in the Capital Improvement Program at a estimated cost of $41 million. The issuance of the tax exempt bonds could provide an alternate source of financing for the construction of such facilities. The Port Commission would own the facilities built with the proceeds of the bonds, and TARC would operate the facilities pursuant to a long-term (30-year) lease. There can be no assurance that the issuance of the tax-exempt bonds, which may require the consent of the holders of the TARC Notes, will occur.

     TARC has incurred losses and negative cash flows from operating activities as a result of limited refinery operations that did not cover the fixed costs of maintaining the refinery, increased working capital requirements and losses on refined product sales and processing agreements due to financing costs and low margins. Based on recent refining margins, projected levels of operations and debt service requirements, such negative cash flows are likely to continue unless TARC is successful in its pursuit of fixed fee crude processing transactions. In order to operate the refinery and service its debt, TARC must raise debt or equity capital in addition to the funds required to complete the Capital Improvement Program. There is no assurance that the necessary additional funding for the refinery expansion and working capital can be obtained or that profitable operations will be ultimately achieved. As a result there is substantial doubt about TARC's ability to continue as a going concern. If TARC (i) does not complete the Capital Improvement Program in a timely manner, (ii) incurs significant cost overruns, (iii) does not ultimately achieve profitable operations, or (iv) ceases to continue operations, TARC's investment in the refinery may not be recovered. The consolidated financial statements do not include any adjustments as a result of such uncertainties.

        Additionally, the Company has pledged its entire ownership interest of the common stock of TransTexas as collateral for the TARC Notes. In the event TARC does not continue as a going concern, it is likely that the Company will lose its entire investment in TransTexas. Therefore, if the Company is unable to recover its investment in TARC and it loses its investment in TransTexas, there is substantial doubt in the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

        RECENTLY ISSUED PRONOUNCEMENT.   In March 1995, the Financial Accounting
Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The Company adopted the requirements of SFAS No. 121 as of February 1, 1996. Gas and oil properties accounted for under the full cost method continue to be subject to a ceiling test limitation on capitalized costs specified by Securities and Exchange Commission regulations. The Company currently believes, based on estimates of refining margins and current estimates for costs of the Capital Improvement Program that future undiscounted cash flows will be sufficient to recover the cost of the refinery over its estimated useful life. Management believes there have been no events or changes in circumstances that would require the recognition of an impairment loss. However, due to the inherent uncertainties in constructing and operating a large scale refinery and the uncertainty regarding TARC's ability to complete the Capital Improvement Program, there can be no assurance that TARC will ultimately recover the cost of the refinery.

 2.     COMMITMENTS AND CONTINGENCIES

        As part of the transfer of the natural gas exploration, production and transmission businesses of TransAmerican to TransTexas (the "Transfer"), TransTexas has succeeded to the potential liability, if any, of TransAmerican and certain subsidiaries in connection with the lawsuits described below. TransTexas has assumed liability for the proceeding

                        TRANSAMERICAN ENERGY CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
                                  (Unaudited)


described in Note 8 under "Ginther/Warren" and liability for other litigation up to $15 million plus the difference, if any, between $10 million and the costs (if less than $10 million) incurred to resolve the disputed claims. Pursuant to an agreement among TransTexas, TransAmerican and certain of its subsidiaries, as amended (the "Transfer Agreement"), TransAmerican has agreed to indemnify TransTexas against all losses incurred by TransTexas in excess of $25 million in connection with (a) disputed claims in TransAmerican's bankruptcy and (b) other litigation assumed by TransTexas and other agreements related to TransAmerican's plan of reorganization (other than settlements and judgments paid from escrowed cash established in connection with TransAmerican's plan of reorganization). Effective with the settlement of the Terry/Penrod litigation described in Note 8, TransAmerican will be required to indemnify TransTexas for all future losses incurred in connection with litigation or bankruptcy claims assumed in the Transfer. Any indemnification payments received from TransAmerican for which TransTexas is the primary obligor will be considered a contribution of capital. There can be no assurance that TransAmerican will have the financial ability to meet all of its indemnification obligations.

LEGAL PROCEEDINGS

FINKELSTEIN. On April 15, 1990, H. S. Finkelstein filed suit against TransAmerican in the 49th Judicial District Court, Zapata County, Texas, alleging that TransAmerican failed to pay royalties and improperly marketed oil and gas produced from certain leases. On September 27, 1994, the plaintiff added TransTexas as an additional defendant. On January 6, 1995, a judgment against TransAmerican and TransTexas was entered for approximately $18 million in damages, interest and attorneys' fees. TransTexas and TransAmerican posted a supersedeas bond and appealed the judgment to the Fourth Court of Appeals, San Antonio, Texas. The Fourth Court of Appeals affirmed the judgment on April 3, 1996. TransTexas and TransAmerican filed a motion for rehearing. On August 14, 1996, the Fourth Court of Appeals reversed the trial court judgment and rendered judgment in favor of TransAmerican and TransTexas. On August 29, 1996, the plaintiff filed a motion for stay and a motion for rehearing with the court. On April 22, 1991, the plaintiff filed a separate suit against TransAmerican and various affiliates in the 49th Judicial
District Court, Zapata County, Texas, alleging an improper calculation of overriding royalties allegedly owed to the plaintiff and seeking damages in an unspecified amount. On November 18, 1993, the plaintiff added
TransTexas as an additional defendant. The parties have agreed to binding arbitration in this matter, which is set for January 6, 1997.

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

ALAMEDA. On May 22, 1993, Alameda Corporation ("Alameda") sued TransAmerican and John R. Stanley in the 215th Judicial District Court of Harris County, Texas, claiming that TransAmerican failed to account to Alameda for a share of the proceeds TransAmerican received in a settlement during 1990 of litigation with El Paso Natural Gas Company ("El Paso") and that TransAmerican has been unjustly enriched by its failure to share these proceeds with Alameda. The court granted Mr. Stanley's motion for summary judgment. On September 20, 1995, the jury rendered a verdict in favor of TransAmerican. Alameda has appealed to the Fourteenth Court of Appeals.

ASPEN. TransAmerican brought suit, in the 215th Judicial District Court, Harris County, Texas, on September 29, 1993, against Aspen Services, Inc. ("Aspen"), seeking an audit and accounting of drilling costs that Aspen had charged while providing drilling services to TransAmerican. The parties' drilling agreement provided, among other things, that Aspen would receive payment for its drilling-related costs from the production and sale of gas from the wells that were drilled, and that the revenues that TransAmerican would otherwise receive from the wells would be reduced by the amounts received by Aspen. Aspen, under provisions of the parties' drilling agreement, requested that TransAmerican's audit be made subject to arbitration, and the court agreed. While the audit was in progress, Aspen asserted additional costs that it contended should be added to the production payment account. One category of such costs, relating to overhead expenses, amounted to approximately $2.6 million. On July 31, 1996, the arbitrators issued a decision in which they rejected all of Aspen's overhead charges, and accepted

                      TRANSAMERICAN ENERGY CORPORATION
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
                                 (Unaudited)


and rejected various charges contested by TransAmerican, with the net result of a credit in TransAmerican's favor of approximately $80,000. Aspen also filed, in the court proceeding, on July 19, 1995, a counterclaim and third party claim against TransAmerican, TransTexas, and affiliated entities, asserting, among other things, that these entities failed to make certain payments and market gas from these wells. Aspen is seeking damages in an unspecified amount, as well as certain equitable claims. TransTexas and its affiliates are vigorously contesting this claim. The parties' drilling contract was not transferred to TransTexas in the Transfer. The properties relating to the drilling contract, however, were transferred to TransTexas. TransAmerican is entitled to any settlement or damages awarded to it in this matter.

KATHRYN M. On June 8, 1995, Kathryn M., Inc., et al., filed suit against TransAmerican in the 333rd Judicial District Court (subsequently transferred to the 334th Judicial District Court), Harris County, Texas, alleging that the plaintiffs, as nonparticipating royalty interest owners in the La Perla Ranch leases, are entitled to receive a portion of the settlement proceeds received by TransAmerican from El Paso. On April 16, 1996, the Zimmerman Group and the Curran Trust intervened, making the same claims as the Mosbacher children. TransAmerican filed its motion for summary judgment. Plaintiffs also filed a motion for partial summary judgment based on the Finkelstein case. On August 2, 1996, the court denied TransAmerican's motion and plaintiff's motion. Trial is set for January 27, 1997.

MCNAMARA. On June 28, 1996, TransTexas consummated a settlement of litigation with Tennessee Gas Pipeline Company ("Tennessee") that was filed on October 14, 1993, in the 244th Judicial Court of Ector County, Texas ("Tennessee lawsuit") pursuant to which TransTexas and another Plaintiff (ICA Energy, Inc.) received approximately $125 million from Tennessee. TransTexas' share of the settlement proceeds was $96 million. On July 2, 1996, John McNamara, Jr. et al. ("The Hubberd Trusts") filed a new suit against TransTexas in the 241st District Court of Webb County, Texas asserting that TransTexas had breached its duties to The Hubberd Trusts under certain oil and gas leases and that TransTexas owed the Hubberd Trusts 25% of the gross settlement proceeds, or approximately $31.25 million. However, in August of 1995, The Hubberd Trusts had already intervened in the Tennessee lawsuit wherein The Hubberd Trusts asserted the exact same claims as those asserted in the 241st District Court proceeding. Accordingly, TransTexas has already denied any liability to The Hubberd Trusts and counterclaimed that The Hubberd Trusts are not due any portion of the settlement proceeds received in the Tennessee lawsuit. On July 5, 1996, TransTexas filed a plea-in-abatement requesting that the 241st District Court proceeding be dismissed based upon the dominant jurisdiction that already existed in the Tennessee lawsuit. On July 15, 1996, the Court in the Tennessee lawsuit issued a temporary injunction granting TransTexas' request that The Hubberd Trusts be prevented and enjoined from pursuing their claims relating to the Tennessee settlement proceeds in the 241st District Court. The Hubberd Trusts have filed their notice of appeal to this temporary injunction.

BRIONES. In an arbitration proceeding, Jesus Briones, a lessor, claimed that a TransTexas well on adjacent lands had been draining natural gas from a portion of his acreage leased to TransTexas on which no well had been drilled. On October 31, 1995, the Arbitrator decided that drainage had occurred. On June 3, 1996, the Arbitrator issued a letter indicating that drainage damages would be awarded to Briones in the amount of approximately $1.4 million. The Arbitrator entered his award of damages on June 27, 1996. On July 3, 1996, TransTexas filed a petition in the 49th Judicial District Court, Zapata County, Texas to vacate the Arbitrator's award.

FROST. On November 10, 1994, Frost National Bank filed suit in the 111th Judicial District Court, Webb County, Texas, against TransTexas seeking a declaratory judgment determination that TransTexas failed to properly and accurately calculate royalties under a lease. Plaintiff has demanded $10 million plus interest. This litigation is in the discovery stage.

NLRB PROCEEDING. On July 13, 1994, the Oil, Chemical and Atomic Workers International Union ("OCAW") filed unfair labor practices charges against TARC with the New Orleans Regional Office of the National Labor Relations Board ("NLRB"). The charge alleges that TARC refused to reinstate 22 former employees because of their union membership. The NLRB refused to issue a complaint and the OCAW has appealed the decision to the NLRB General Counsel.

                      TRANSAMERICAN ENERGY CORPORATION
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
                                 (Unaudited)


EEOC. On August 31, 1995, the Equal Employment Opportunity Commission ("EEOC") filed a Commissioner's charge and initiated a systematic investigation into TARC's and Southeast Louisiana Contractors of Norco, Inc.'s ("Southeast Contractors") employment practices. The EEOC is investigating whether TARC is discriminating on the basis of sex and race. TARC intends to vigorously defend this allegation.

GATX. On May 14, 1996, GATX Terminals Corporation ("GATX") filed suit against TARC in the U.S. District Court, Eastern District of Louisiana, alleging breach of an operating agreement to pay GATX $122,500 per month beginning January 1996. TARC intends to vigorously defend this action.

GENERAL. TransTexas and TARC are also named defendants in other ordinary course, routine litigation incidental to their businesses. While the outcome of these other lawsuits cannot be predicted with certainty, the Company does not expect these matters to have a material adverse effect on its financial position. At July 31, 1996, the possible range of estimated losses related to all of the aforementioned claims in addition to the estimates accrued by TransTexas and TARC is $0 to $64 million. The resolution in any reporting period of one or more of these matters in a manner adverse to TARC or TransTexas could have a material adverse impact on the Company's results of operations or cash flows for that period.

ENVIRONMENTAL MATTERS

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

COMPLIANCE MATTERS. TARC is subject to federal, state, and local laws, regulations, and ordinances ("Pollution Control Laws"), which regulate activities such as discharges to air and water, as well as handling and disposal practices for solid and hazardous wastes. TARC believes that it is in substantial compliance with applicable Pollution Control Laws. However, newly enacted Pollution Control Laws, as well as increasingly strict enforcement of existing Pollution Control Laws, will require TARC to make capital expenditures in order to comply with such laws and regulations. To ensure continuing compliance, TARC has made environmental compliance and permitting issues an integral part of its refinery's start-up plans and has budgeted for such capital expenditures in the Capital Improvement Program. However, there is no assurance that TARC will remain in compliance with environmental regulations.

TARC uses (and in the past has used) certain materials, and generates (and in the past has generated) certain substances or wastes that are or may be deemed hazardous substances or wastes. In the past, the refinery has been the subject of certain environmental enforcement actions, and has incurred certain fines, as a result of certain of TARC's operations. TARC also was previously subject to enforcement proceedings relating to its prior production of leaded gasoline and air emissions. TARC believes that, with minor exception, all of these past matters were resolved prior to or in connection with the resolution of the bankruptcy proceedings of its predecessor in interest, TransAmerican, or are no longer applicable to TARC's operations. As a result, TARC believes that such matters will not have a material adverse effect on TARC's future results of operations, cash flows or financial position.

PENDING REQUIREMENTS UNDER THE FEDERAL CLEAN AIR ACT. The National Emission Standards for Hazardous Air Pollutants

                       TRANSAMERICAN ENERGY CORPORATION
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
                                 (Unaudited)


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

        In addition, the anticipated promulgation of Hazardous Organic NESHAPS regulations for refineries under the Clean Air Act could have a material adverse effect on TARC. The Clean Air Act requires the EPA to set "Maximum Achievable Control Technology" ("MACT") standards for all categories of major sources of hazardous air pollutants by November 15, 2000. The EPA promulgated its "Final Rule for National Emission Standards for Hazardous Air Pollutants; Petroleum Refineries" on August 18, 1995. This rule sets MACT standards for the petroleum refining industry. TARC cannot estimate at this time what the effect may be of the EPA regulations on the refinery. The Louisiana Department of Environmental Quality has set applicable MACT standards. TARC believes that it is in compliance with the Louisiana MACT standards and has incorporated the standards into its Prevention of Significant Deterioration permit.

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

        TARC filed a petition with the EPA requesting an individual baseline adjustment or other appropriate regulatory relief based on extenuating circumstances. The extenuating circumstances upon which TARC relied in its petition include the fact that the refinery was not in operation in 1990 (and thus there is no 1990 average for purposes of the necessary comparison) and the fact that the start-up of the refinery is to occur on a phased-in basis. The EPA has denied TARC's request for an individual baseline adjustment and other regulatory relief. TARC will continue to pursue regulatory relief with the EPA. If the EPA fails to grant appropriate regulatory relief, TARC will be restricted in the amount of gasoline it will be able to sell domestically or will incur additional gasoline blending costs until the Capital Improvement Program is completed. Upon completion of the Capital Improvement Program, TARC believes that it will be able to produce conventional gasoline and, to a limited extent, reformulated gasoline that meets the Gasoline Standards. There can be no assurance that any action taken by the EPA will not have a material adverse effect on TARC's future results of operations, cash flows or financial position.

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

                       TRANSAMERICAN ENERGY CORPORATION
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
                                 (Unaudited)


and Liability Information System, as a result of TARC's prior waste management activities (as discussed below).

        In 1991, the EPA performed a refinery facility assessment at TARC's refinery pursuant to the Federal Resource Conservation and Recovery Act ("RCRA"). The EPA performed a follow up assessment in March 1996, but has not yet issued a report of its investigations. In July 1996, the EPA and the Louisiana Department of Environmental Quality (the "LDEQ") agreed that the LDEQ would serve as the lead agency. TARC, under a voluntary initiative approved by the LDEQ, is completing closure of three areas identified in the EPA's assessment. TARC is unable to predict what the results of the LDEQ investigations will be, or the effect that any further investigation or remediation that would be required by the LDEQ will have on TARC's financial position. As part of the facility assessment, in March 1993 TARC submitted a "Closure Equivalency Demonstration" for the former sludge drying beds at the refinery. The LDEQ has not yet made a determination regarding TARC's submission or issued any further requests relating to this matter. TARC believes that the sludge drying beds were properly closed in 1985 in accordance with applicable law and should not require further remediation as a result of the LDEQ's pending review. However, there can be no assurance that the LDEQ will not require further work in this regard. TARC is unable to estimate what the costs, if any, will be if the LDEQ does require further remediation or closure activities.

        Certain former employees have alleged that TARC's predecessor improperly disposed of catalyst containing hazardous substances at the site of TARC's visbreaker. These employees have further alleged that certain permits for the refinery were obtained as a result of political contributions made by TARC. As a result of these allegations, the EPA and the LDEQ commenced an investigation of the refinery. TARC has denied each of these allegations and believes that they are wholly without merit. In the early 1980s, TARC's predecessor disposed of catalyst with the approval of the applicable Louisiana authorities at off-site and on-site locations; however, no catalyst was disposed of in the vicinity of the visbreaker. TARC's records confirm that the State of Louisiana was aware of and approved TARC's disposal of catalyst, and that the catalyst was not hazardous under any applicable legal standards. The LDEQ has concluded its investigation without citing any violations by TARC. TARC also has independently investigated the allegations. Analysis of soil borings taken from the site of the visbreaker by three independent laboratories found no evidence of catalyst or other alleged toxic substances in the samples taken. All permits that have been applied for and obtained by TARC for its operations have been in accordance with all applicable laws and regulations. TARC does not expect to incur any liability in connection with these allegations.

        TARC has been identified as a potentially responsible party ("PRP") under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended ("CERCLA" or "Superfund"), for the cleanup of contamination from hazardous substances at four Superfund sites (i.e. sites on the National Priorities List ("NPL")) to which it has been alleged that TARC, or its predecessors, sent hazardous substances in the past. CERCLA requires cleanup of sites from which there has been a "release" or threatened release of "hazardous substances" (as such terms are defined under CERCLA). CERCLA requires the EPA to include sites needing long-term study and cleanup on the NPL based on their potential effect on public health or the environment.
CERCLA authorizes the EPA to take any necessary response actions at NPL sites and, in certain circumstances, to order PRPs liable for the release to take such actions. PRPs are broadly defined under CERCLA to include past and present owners and operators of a site, as well as generators and transporters of wastes to a site from which hazardous substances are released.

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

        TARC's liability at one of the four Superfund sites at which it has been named a PRP was settled in 1990 for a nominal amount, and TARC expects to incur no further liability in this matter. At a second Superfund site, the EPA invited TARC to enter into negotiations, TARC attended a scheduled settlement meeting, and negotiations are continuing. With respect to the remaining two sites, TARC's liability for each such matter has not been finally determined, and TARC anticipates that it may incur costs related to the cleanup (and possibly including additional costs arising in connection with any recovery action brought pursuant to such matters) at each such site. After a review of the data available to TARC regarding the basis of TARC's alleged liability at each site, and based on various factors, which depend on the circumstances of the particular Superfund site (including, for example, the relationship of TARC to each such site, the volume of wastes TARC is alleged to have contributed to each such site in comparison to other PRPs without giving effect to the ability of any other PRPs to contribute to or pay for any liabilities incurred, and the range of likely cleanup costs at each such site) TARC does not believe its ultimate liabilities will be significant; however, it is not possible to determine the ultimate environmental liabilities, if any, that may arise from the matters discussed above.

PURCHASE COMMITMENTS

        TARC has various purchase commitments for materials, supplies and services incidental to the ordinary course of business and for the Capital Improvement Program. As of July 31, 1996, TARC had commitments for refinery construction and maintenance of approximately $56.2 million. TARC acts as general contractor and can generally cancel

                       TRANSAMERICAN ENERGY CORPORATION
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
                                 (Unaudited)


or postpone capital projects.

PRICE MANAGEMENT ACTIVITIES

        TARC enters into futures contracts, options on futures, swap agreements and forward sales agreements with the intent to protect against a portion of the price risk associated with price declines from holding inventory of feedstocks and refined products or fixed price purchase commitments. For the six months ended July 31, 1996, TARC indirectly entered into price management activities through the third party processing agreement discussed below.

FINANCING ARRANGEMENTS AND PROCESSING AGREEMENT

     TARC enters into financing arrangements to maintain an available supply of
feedstocks.   Typically, TARC enters into an agreement with a third party to acquire a cargo of feedstock that is scheduled for delivery to TARC's refinery. TARC pays through the third party all transportation costs, related taxes and duties and letter of credit fees for the cargo, plus a negotiated commission. Prior to arrival at the refinery, another third party purchases the cargo, and TARC commits to purchase, at a later date, the cargo at an agreed price plus commission and costs. TARC also places margin deposits with the third party to permit the third party to hedge its price risk. TARC purchases these cargos in quantities sufficient to maintain expected operations and is obligated to purchase all of the cargos delivered pursuant to these arrangements. These arrangements are accounted for as product financing arrangements and accordingly the inventory and related obligations are recognized on TARC's balance sheet.
In the event the refinery is not operating, these cargos may be sold on the spot market. During the six months ended July 31, 1996, approximately 1.1 million barrels of feedstocks with a cost of $23 million were sold by a third party on the spot market prior to delivery to TARC without a material gain or loss to TARC.

     In March 1996, TARC entered into a processing agreement with a third party
for the processing of various feedstocks at the refinery.   Under the terms of
the agreement, the processing fee earned by TARC is based on the margin earned by the third party, if any, after deducting all of its related costs such as feedstock acquisition, hedging, transportation, processing and inspections plus a commission for each barrel processed. This agreement provides for TARC to process approximately 1.1 million barrels of feedstock. For the six months ended July 31, 1996, TARC incurred a loss of approximately $1.9 million related to this processing agreement primarily as a result of price management decisions.

     In April 1996, TARC entered into a similar processing agreement with another third party to process feedstocks. As of July 31, 1996, TARC had completed processing approximately 4.3 million barrels of the feedstocks and is storing approximately 1.1 million barrels of intermediate and refined products under this agreement. Upon sale of these barrels, TARC and the third party will complete a settlement of the agreement. As of July 31, 1996, TARC has recorded a loss of approximately $1.4 million related to this processing agreement.

     In July and September 1996, TARC entered into processing agreements with a third party to process approximately 0.5 million barrels of feedstocks for a fixed price per barrel. Under the terms of the agreement, TARC is responsible for only certain quantity and quality yields.

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

                      TRANSAMERICAN ENERGY CORPORATION
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
                                 (Unaudited)


     TransTexas and MidCon Texas Pipeline Corp. entered into a long-term gas purchase contract on January 10, 1996, under which TransTexas is required to deliver a total of 100,000 MMBtu per day to four specified delivery points for a period of five years. The purchase price is determined by an industry index less $0.09 per MMBtu. Deliveries commenced September 1, 1996.

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

     In September 1996, TransTexas sold to an unaffiliated third party a term royalty in the form of a dollar-denominated production payment in certain of the Company's properties for proceeds of $13.5 million. The production payment calls for the repayment of the primary sum plus an amount equivalent to a 16.0% annual interest rate on the unpaid portion of such primary sum.

HEDGING AGREEMENTS

     Beginning in April 1995, TransTexas entered into commodity price swap agreements (the "Hedge Agreements") to reduce its exposure to price risk in the spot market for natural gas. Pursuant to the Hedge Agreements, either TransTexas or the counterparty thereto is required to make a payment to the other at the end of each month (the "Settlement Date"). The payments will equal the product of a notional quantity ("Base Quantity") of natural gas and the difference between a specified fixed price ("Fixed Price") and a market price ("Floating Price") for natural gas. The Floating Price is determined by reference to natural gas futures contracts traded on the New York Mercantile Exchange ("NYMEX"). The Hedge Agreements provide for TransTexas to make payments to the counterparty to the extent that the Floating Price exceeds the Fixed Price, and for the counterparty to make payments to TransTexas to the extent that the Floating Price is less than the Fixed Price. For the three and six months ended July 31, 1996, TransTexas incurred net settlement losses pursuant to the Hedge Agreements totaling approximately $8.9 million and $18.5 million, respectively. As of July 31, 1996, TransTexas has Hedge Agreements with Settlement Dates ranging from August 1996 through April 1997 involving total Base Quantities for all monthly periods of approximately 54.6 TBtu of natural gas. Fixed Prices for these agreements range from $1.70 to $1.72 per MMBtu ($1.76 to $1.78 per Mcf). Floating Prices may not exceed a maximum ("Maximum Floating Price") of $2.20 per MMBtu ($2.28 per Mcf). At July 31, 1996, the estimated cost to settle these Hedge Agreements would have been approximately $24.1 million. These agreements are accounted for as hedges and accordingly, any gains or losses are deferred and recognized in the month the physical volumes are delivered. At July 31, 1996, TransTexas maintained $11.1 million in margin accounts related to the Hedge Agreements. TransTexas may be required to post additional cash margin whenever the daily natural gas futures prices as reported on the NYMEX, for each of the months in which the swap agreements are in place, exceed the Fixed Price. The maximum margin call under each Hedge Agreement will never exceed the product of the Base Quantity for the remaining months under such Hedge Agreement

                        TRANSAMERICAN ENERGY CORPORATION
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
                                 (Unaudited)


multiplied by the difference between the Maximum Floating Price and the Fixed Price.

     In June 1996, TransTexas entered into a Master Swap Agreement (the "Master Swap Agreement") with one of its swap counterparties, which replaced a previously existing master agreement governing the swaps between the two parties. TransTexas' obligations under the Master Swap Agreement are collateralized by a mortgage on a substantial portion of TransTexas' producing properties. In accordance with the TransTexas Indenture, the lien created by the mortgage collateralizes obligations up to a maximum of $80.8 million (10% of the SEC PV10 of TransTexas' most recent reserve report). As contemplated by the TransTexas Indenture, the Trustee under the TransTexas Indenture has subordinated the lien collateralizing the TransTexas Notes outstanding thereunder to the lien collateralizing TransTexas' obligations under the Master swap agreement. The maximum amount of obligations of TransTexas that could be collateralized by the mortgage, based on the swaps in place under the Master Swap Agreement as of September 10, 1996, is approximately $7.5 million. Subject to compliance with certain collateral coverage tests, TransTexas is not required to provide additional cash margin for any swaps now or hereafter subject to the Master Swap Agreement.

LETTER OF CREDIT

     In January 1996, TransTexas entered into a reimbursement agreement with an unaffiliated third party pursuant to which the third party caused a $20 million letter of credit to be issued to collateralize a supersedeas bond on behalf of TransTexas in a legal proceeding. Prior to this transaction, the supersedeas bond had been collateralized by other letters of credit. These letters of credit were collateralized by $20 million in cash, which was released to TransTexas. If there is a draw under the letter of credit, TransTexas is required to reimburse the third party within 60 days. TransTexas has agreed to issue up to 8.6 million shares of common stock of TransTexas to the third party if this contingent obligation to such third party becomes fixed and remains unpaid for 60 days. TransTexas does not believe that this contingency will occur. If the obligation becomes fixed, and alternative sources of capital are not available, TransTexas could elect to sell shares of TransTexas' common stock prior to the maturity of the obligation and use the proceeds of such sale to repay the third party.

POSSIBLE FEDERAL TAX LIABILITY

     Part of the refinancing of TransAmerican's debt in 1993 involved the cancellation of approximately $65.9 million of accrued interest and of a contingent liability for interest of $102 million owed by TransAmerican. TransAmerican has taken the federal tax position that the entire amount of this debt cancellation is excluded from its income under the cancellation of indebtedness provisions of the Internal Revenue Code of 1986, as amended ("COD Exclusion"). TransAmerican expects that its tax attributes (including its net operating loss and credit carryforwards) will be substantially reduced as a consequence of the COD Exclusion. Although TransTexas believes that there is substantial legal authority to support the position that the COD Exclusion applies to the cancellation of TransAmerican's indebtedness, due to factual and legal uncertainties there can be no assurance that the IRS will not challenge this position, or that TransTexas' position would be upheld. Under an agreement between TransTexas, TARC, TransAmerican and certain of TransAmerican's subsidiaries (the "Tax Allocation Agreement"), TransTexas has agreed to pay an amount equal to any federal tax liability (which would be approximately $25.4 million) attributable to the inapplicability of the COD Exclusion. Pursuant to the Tax Allocation Agreement, any such tax would be offset in future years by alternative minimum tax credits and retained loss and credit carryforwards to the extent recoverable from TransAmerican.

POTENTIAL EFFECTS OF A CHANGE OF CONTROL

     The TransTexas Indenture provides that, upon the occurrence of a Change of Control (as such term is defined in the TransTexas Indenture), each holder of the TransTexas Notes will have the right to require TransTexas to repurchase such holder's TransTexas Notes at 101% of the principal amount thereof plus accrued and unpaid interest. A Change of Control would be deemed to occur under the TransTexas Indenture in the case of certain changes or other events in respect of the ownership or control of TransTexas, including any circumstance pursuant to which any person or group, other than John R. Stanley and his wholly-owned subsidiaries or the trustee under the TARC Indenture is or becomes the beneficial

                        TRANSAMERICAN ENERGY CORPORATION
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
                                 (Unaudited)


owner of more than 50% of the total voting power of TransTexas' then outstanding voting stock, unless the TransTexas Notes have an investment grade rating for the period of 120 days thereafter. The term "person," as used in the definition of Change of Control, means a natural person, company, government or political subdivision, agency or instrumentality of a government and also includes a "group," which is defined as two or more persons acting as a partnership, limited partnership or other group. In addition, certain changes or other events in respect of the ownership or control of TransTexas that do not constitute a Change of Control under the TransTexas Indenture may result in a "change of control" of TransTexas under the terms of TransTexas' credit facility (the "BNY Facility") and certain equipment financing. Such an occurrence could create an obligation for TransTexas to repay such other indebtedness. At July 31, 1996, TransTexas had approximately $16.5 million of indebtedness (excluding the TransTexas Notes) subject to such right of repayment or repurchase. In the event of a Change of Control under the TransTexas Indenture or a "change of control" under the terms of other outstanding indebtedness, there can be no assurance that TransTexas will have sufficient funds to satisfy any such payment obligations.

     In February 1995, TARC issued the TARC Notes that were initially collateralized by, among other things, 55 million shares of TransTexas' common stock. In March 1996, TARC sold 4.55 million shares of TransTexas common stock to provide additional financing for the Capital Improvement Program. TARC will require additional financing of $374 million to $379 million to complete the Capital Improvement Program. If this financing is not available in the near future, or if significant engineering problems, work stoppages, personnel shortages or cost overruns occur, TARC likely will not be able to complete and test the first phase of the Capital Improvement Program by February 15, 1997.
If required financing is obtained on a timely basis, completion by February 15, 1997 will still prove very difficult. TARC has identified and is considering certain steps to optimize construction completion, including the retention of field supervisors, direct hiring of field supervisors and field labor by TARC's major contractors, adding additional shifts, and modularization and outsourcing of certain construction items. Under the TARC Indenture, the failure of TARC to complete and test Phase I by February 15, 1997 would constitute an Event of Default at such date. Such date, however, may be extended, without an Event of Default, to May 15, 1997 or further extended to August 15, 1997 if TARC's fixed charge coverage ratio is 1.25 to 1 for the three month periods ended December 31, 1996 and March 31 1997, respectively. Any such Event of Default could result in the sale, following the occurrence of such Event of Default, of some or all of the remaining 50.45 million shares of TransTexas common stock pledged to collateralize the TARC Notes. A foreclosure on such shares would constitute a "change of control" of TransTexas under the BNY Facility, which may create an obligation for TransTexas to repay amounts outstanding thereunder, but would not constitute a Change of Control under the TransTexas Indenture. A sale of such shares following a foreclosure could result in a Change of Control under the TransTexas Indenture.


3.  INVENTORIES AND OTHER CURRENT ASSETS

     The major components of inventories are as follows (in thousands of dollars):

                                                                  July 31,               January 31,
                                                                    1996                     1996
                                                                  ----------             -----------
      Refinery feedstocks and blendstocks                         $       7               $     628
      Intermediate and refined products                                  16                   1,294
      Purchase commitments--refinery feedstocks and blendstocks      12,003                   3,767
      Purchase commitments--intermediate and refined products           --                   31,542
      Tubular goods and other                                        16,999                  11,421
                                                                  ---------               ---------
                                                                  $  29,025               $  48,652
                                                                  =========               =========

     The major components of other current assets are as follows (in thousands of dollars):

                                                                  July 31,               January 31,
                                                                    1996                    1996
                                                                  ---------              -----------
      Prepayments:
        Trade                                                     $   4,053              $    2,394
        Drilling                                                      1,316                   2,070

                      TRANSAMERICAN ENERGY CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
                                  (Unaudited)


        Insurance                                                     3,636               2,457
        Margin                                                           45               4,452
      Properties held for sale                                        --                  6,000
      Restricted cash                                                 --                  7,368
      Settlement values of commodity price swap agreements           27,215              31,317
      Other                                                             313                 242
                                                                  ---------          ----------
                                                                  $  36,578          $   56,300
                                                                  =========          ==========


  4.  ACCRUED LIABILITIES

     The major components of accrued liabilities are as follows (in thousands of dollars):

                                                                  July 31,                January 31,
                                                                    1996                      1996
                                                                  ---------               -----------
     Royalties                                                    $  11,732                 $   9,793
     Taxes other than income taxes                                   12,897                     3,054
     Accrued interest                                                19,364                    19,365
     Payroll                                                          5,387                     6,153
     Litigation settlements                                           1,065                     9,553
     Settlement values of commodity price swap agreements            27,215                    31,317
     Insurance                                                        3,618                     1,628
     Property sales price adjustment                                  6,935                       --
     Maintenance turnarounds                                          1,527                     1,145
     Other                                                            7,351                     7,308
                                                                  ---------                 ---------
                                                                  $  97,091                 $  89,316
                                                                  =========                 =========


5.   SUMMARY FINANCIAL INFORMATION

     The following summary financial information of TransTexas Transmission Corporation ("TTC"), a wholly-owned subsidiary of TransTexas, reflects its financial position as of July 31, 1996 and January 31, 1996 and its results of operations for the three and six months ended July 31, 1996 and 1995 (in thousands of dollars):

                                                                    July 31,              January 31,
                                                                     1996                    1996
                                                                  ----------             ------------
             ASSETS
     Total current assets                                          $   9,622              $      811
     Property and equipment, net                                      75,737                  70,273
     Other assets                                                          3                       3
                                                                   ---------              ----------
                                                                   $  85,362              $   71,087
                                                                   =========              ==========

       LIABILITIES AND EQUITY

     Total current liabilities                                     $   7,207              $    6,191
     Total noncurrent liabilities                                     29,393                  21,016
     Total equity                                                     48,762                  43,880
                                                                   ---------              ----------
                                                                   $  85,362              $   71,087
                                                                   =========              ==========

                       TRANSAMERICAN ENERGY CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
                                  (Unaudited)


                                                                  Three Months Ended           Six Months Ended
                                                                       July 31,                    July 31,
                                                                -----------------------     -----------------------
                                                                   1996         1995           1996          1995
                                                                --------       --------     --------       --------
     Revenues                                                   $  22,448     $  22,098      $  53,601    $  44,808
     Operating costs and expenses                                  22,111        18,730         46,090       36,711
                                                                ---------     ---------      ---------    ---------
     Operating income                                                 337         3,368          7,511        8,097
     Other income (expense)                                            --            --             --          (47)
                                                                ---------     ---------      ---------    ---------
     Income before income taxes                                       337         3,368          7,511        8,050
     Income taxes                                                     118         1,179          2,629        2,818
                                                                ---------     ---------      ---------    ---------
        Net income                                              $     219     $   2,189      $   4,882    $   5,232
                                                                =========     =========      =========    =========

     Operating expenses for the three and six months ended July 31, 1996 increased by approximately $3.4 million and $9.4 million, respectively, from the comparable prior year periods primarily due to increases in the spot market price of natural gas, which resulted in increases in natural gas liquids ("NGLs") and compressor fuel costs. Revenues for the six months ended July 31, 1996 include a gain of approximately $7.5 million on the sale of TransTexas' interest in the MidCon Texas pipeline and net gains on the disposition of other equipment.

     TTC conducts significant intercompany activities with TransTexas Gas Corporation and TransAmerican. Included in the results of operations of TTC are the following transactions with affiliates (in thousands of dollars).

                                                                  Three Months Ended           Six Months Ended
                                                                       July 31,                    July 31,
                                                                -----------------------     ------------------------
                                                                   1996         1995           1996          1995
                                                                ---------     ---------     ----------    ----------
     Revenues                                                   $   6,711     $   8,282     $   13,297    $   16,812
     Operating costs and expenses                                  16,556        13,787         34,705        27,484

     Affiliated operating costs and expenses for the three months ended July 31, 1996 and 1995 include the cost of natural gas purchased from TransTexas Gas Corporation of approximately $11 million and $9 million, respectively. Nonaffiliated revenues include the sales of natural gas liquids and condensate extracted from this purchased gas totaling $13 million for each of the respective periods.

     Affiliated operating costs and expenses for the six months ended July 31, 1996 and 1995 include the cost of natural gas purchased from TransTexas Gas Corporation of approximately $23 million and $19 million, respectively. Nonaffiliated revenues for the respective periods include the sales of natural gas liquids and condensate extracted from this purchased gas of $27 million and $26 million.

 6.  INCOME TAXES

     Total income tax expense (benefit) differs from amounts computed by applying the statutory federal income tax rate to income (loss) before income taxes. The items accounting for this difference are as follows (in thousands of dollars):

                                                                  Three Months Ended           Six Months Ended
                                                                       July 31,                    July 31,
                                                               -----------------------     -------------------------
                                                                  1996          1995           1996            1995
                                                               ----------    ---------     ----------     ----------
     Federal income tax expense (benefit)
       at the statutory rate                                   $  22,607     $ (30,103)      $  39,588     $ (34,777)
     Increase (decrease) in tax resulting from:
       Tight sands credit                                         (7,437)        7,842          (7,437)        7,842
       Net operating losses (utilized) not utilizable             (9,008)       19,160         (24,363)       23,160
       Other                                                          --        (2,593)         --             --
                                                               ---------     ---------       ---------     ---------
                                                               $   6,162     $  (5,694)      $   7,788     $  (3,775)
                                                               =========     =========       =========     =========

                        TRANSAMERICAN ENERGY CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
                                  (Unaudited)


     Total income tax expense for the three and six months ended July 31, 1995 includes the tax benefit of the extraordinary item of $1,491. Due to taxable income related to litigation settlements and asset sales, TransTexas' valuation allowance was reversed in the quarter ended July 31, 1996. TransTexas' current tax portion payable to TransAmerican totaled approximately $12 million at July 31, 1996.

DECONSOLIDATION

     The Company and TARC currently own approximately 54% and 14%, respectively, of the outstanding common stock of TransTexas. These shares are pledged as collateral for TARC's outstanding debt securities. TransDakota Oil Corporation ("TDOC"), another subsidiary of TransAmerican, owns 5% of the outstanding common stock of TransTexas, which is pledged as collateral for TDOC's debt securities. TDOC intends to transfer such stock to TransAmerican in September 1996, in connection with the repayment of such debt securities. TransAmerican intends to transfer such stock to TransAmerican Exploration Corporation ("TAEC"), a wholly-owned subsidiary of TransAmerican. TAEC intends to pledge such stock as collateral for debt securities to be issued by TAEC.

     Under certain circumstances, TransAmerican, TAEC, TDOC, TARC or the Company may sell or otherwise dispose of shares of common stock of TransTexas. If, as a result of any sale or other disposition of TransTexas' common stock, the direct and indirect ownership of TransTexas by TransAmerican is less than 80% (measured by voting power and value), TransTexas will no longer be a member of TransAmerican's consolidated group for federal tax purposes (the "TransAmerican Consolidated Group") and, with certain exceptions, will no longer be obligated under the terms and conditions of, or entitled to the benefits of, the Tax Allocation Agreement ("Deconsolidation"). Further, if the Company or TARC sells or otherwise transfers any stock of TARC, or issues any options, warrants or other similar rights relating to such stock, outside of the TransAmerican Consolidated Group, then a Deconsolidation of both TARC and TransTexas from the TransAmerican Consolidated Group would occur. For the taxable year during which Deconsolidation of TransTexas occurs, which would also be the final year that TransTexas is a member of the TransAmerican Consolidated Group, TransAmerican would recognize a previously deferred gain of approximately $266.3 million associated with the Transfer and would be required to pay federal income tax on this gain (the tax is estimated to be between $29 million and $56 million if Deconsolidation occurs in fiscal 1997 and between $24 million and $45 million if Deconsolidation occurs in fiscal 1998). This analysis is based on TransTexas' position that the gain from the Transfer, which occurred in 1993, was deferred under the consolidated return regulations. The deferred gain generally is being included in TransAmerican's taxable income in a manner that corresponds (as to timing and amount) with the realization by TransTexas of (and, thus, will be offset by) the tax benefits (i.e., additional depreciation, depletion and amortization on, or reduced gain or increased loss from a sale of, the transferred assets) arising from the additional basis. If, under the terms of the TARC Notes, it was reasonably certain when the TARC Notes were issued that a sufficient amount of TransTexas' stock would be disposed in the future to cause a Deconsolidation of TransTexas from the TransAmerican Consolidated Group, it is possible that the Deconsolidation of TransTexas would be treated as occurring as of the date the TARC Notes were issued. However, TARC has advised the Company that it believes that when the TARC Notes were issued it was not reasonably certain that a Deconsolidation of TransTexas would occur in the future. Under the Tax Allocation Agreement, TransTexas is required to pay TransAmerican each year an amount equal to the lesser of (i) the reduction in taxes paid by TransTexas for such year as a result of any increase in the tax basis of assets acquired by TransTexas from TransAmerican that is attributable to the Transfer and (ii) the increase in taxes paid by TransAmerican for such year and all prior years attributable to gain recognized by TransAmerican in connection with the contribution of assets by TransAmerican to TransTexas (less certain amounts paid by TransTexas for all prior years). TransTexas estimates that if Deconsolidation occurs in fiscal 1997 or 1998, the amount reimbursed to TransAmerican would be between $15 million and $26 million and between $4 million

                        TRANSAMERICAN ENERGY CORPORATION
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
                                 (Unaudited)


and $7 million, respectively. The remaining amount of the tax relating to the gain would be paid to TransAmerican over the lives of the assets transferred. However, TransTexas could be liable for additional taxes pursuant to the Tax Allocation Agreement and the several liability provisions of federal tax law.

     Generally, under the Tax Allocation Agreement, if net operating losses of TransTexas are used by other members of the TransAmerican Consolidated Group, then TransTexas is entitled to the benefit (through reduced current tax payable) of such losses in later years to the extent TransTexas has taxable income, remains a member of the TransAmerican Consolidated Group, and the other group members have the ability to pay such taxes. If TAEC, TARC, TDOC, TransAmerican or the Company transfers shares of TransTexas (or transfers options or other rights to acquire such shares) and, as a result of such transfer, Deconsolidation of TransTexas occurs, TransTexas would not thereafter receive any benefit pursuant to the Tax Allocation Agreement for net operating losses of TransTexas used by other members of the TransAmerican Consolidated Group prior to the Deconsolidation of TransTexas.

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


 7.  SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

     The following information reflects the Company's noncash investing and financing activities (in thousands of dollars):

                                                                           Six Months Ended
                                                                              July 31,
                                                                   ----------------------------
                                                                       1996             1995
                                                                   ------------     -----------
     Accounts payable for property and equipment                   $  (18,527)      $     3,491
                                                                   ==========       ===========
     Contribution of TransTexas stock to TARC                      $   --           $    37,176
                                                                   ==========       ===========

     Interest accretion on TARC Notes capitalized
       in property and equipment                                   $   23,487       $     9,840
                                                                   ==========       ===========

     Product financing arrangements                                $  (24,283)      $    27,671
                                                                   ==========       ===========

     Forgiveness of advances from TransAmerican                    $   --           $    71,170
                                                                   ==========       ===========


 8.  LITIGATION SETTLEMENTS

TERRY/PENROD. TransAmerican and a group of TransAmerican's former bank lenders (the "Bank Group") were parties to a consolidated suit filed December 6, 1991, in the United States District Court for the Southern District of Texas, Houston Division, relating to the interpretation of two third-party drilling agreements. Plaintiffs Ensco Offshore Company, f/k/a Penrod Drilling Corporation, Terry Oilfield Supply Co., Inc. and Terry Resources, Inc. ("Terry") sued TransAmerican for approximately $50 million in actual damages and punitive damages of not less than five times actual damages. On

                        TRANSAMERICAN ENERGY CORPORATION
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
                                 (Unaudited)


April 5, 1996, the court entered a final judgment against TransAmerican, TransTexas and several of their affiliates, in the amount of approximately $43 million, plus interest. On April 18, 1996, the court entered a separate judgment against the same parties for Terry's attorneys' fees of $2 million. In May 1996, TransTexas paid Terry approximately $19 million and caused escrowed funds held for the benefit of the Bank Group of approximately $22 million to be paid to Terry. Upon payment of the settlement amount, Terry released the judgments, released all liens and reassigned to TransTexas a
production payment in certain properties.   Terry dismissed an unrelated
administrative proceeding upon payment of the settlement amount described above.

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

GINTHER/WARREN.    Wilbur L. Ginther and Howard C. Warren conveyed a portion of a lease to Henry J.N. Taub. Taub "farmed out" certain interests to TransAmerican, and TransAmerican paid royalties to Taub. The Texas Supreme Court upheld a judgment in favor of Messrs. Ginther and Warren against Taub's interest in the lease. The lower court judgment had awarded a portion of the lease to Messrs. Ginther and Warren because Taub's attorney had defrauded Messrs. Ginther and Warren with respect to their interest in the lease. On November 26, 1986, the estates of Messrs. Ginther and Warren filed an adversary proceeding in the United States Bankruptcy Court for the Southern District of Texas, Houston Division (the "Bankruptcy Court") against TransAmerican seeking damages and claiming that TransAmerican had constructive notice of their disputes but continued to pay royalties and proceeds of production to Taub. TransAmerican filed an interpleader action in the Bankruptcy Court and deposited the disputed funds accruing from and after November 1984 into the registry of the court. On September 30, 1993, the Bankruptcy Court entered a judgment against TransAmerican in the amount of $6.3 million plus post judgment interest. On September 15, 1995, the U.S. District Court for the Southern District of Texas entered an order reversing an award of interest to Taub and affirming the final judgment in all other respects. TransTexas appealed the judgment to the Fifth Circuit Court of Appeals. On July 2, 1996, TransTexas and the estates of Messrs. Ginther and Warren entered into a settlement pursuant to which such estates received $3.5 million and a promissory note for $2.8 million. The promissory note is payable in 36 equal monthly installments commencing August 1, 1996, and bears no interest unless an installment payment is not made. In addition, TransTexas transferred to such estates an additional overriding royalty interest in a portion of the lease and agreed to drill additional wells on the lease. In conjunction with the settlement, the estates of Messrs. Ginther and Warren agreed to farm out to TransTexas an additional working interest in the lease.

WEST. On July 17, 1996, Milton H. West, III d/b/a West Energy Company ("West") filed suit in the 333rd Judicial District Court of Harris County, Texas, against TransTexas for $30 million, asserting TransTexas obtained its right to the settlement proceeds received by it in the Tennessee lawsuit from ICA Energy, Inc. ("ICA"). West alleges that it had a prior contract with ICA pursuant to which West is entitled to a percentage of such proceeds. This lawsuit has now been non-suited, and West is seeking damages from ICA only.

9.  CREDIT AGREEMENTS

    TransTexas and BNY Financial Corporation entered into an Amended and Restated Accounts Receivable Management and Security Agreement, as of October 31, 1995, for a $40 million line of credit. The line of credit is collateralized by accounts receivable and inventory of TransTexas and is guaranteed by John R. Stanley. The amounts which may be advanced to TransTexas under this line of credit are based on a percentage of TransTexas' natural gas receivables from unaffiliated third parties. The amount outstanding under the line of credit as of July 31, 1996 was $7.9 million. Based upon foreseeable accounts receivable levels, TransTexas estimates the maximum amount available at any one time under this facility will be approximately $26 million.

    Under the terms of this agreement, TransTexas' net loss (including any extraordinary losses) may not exceed $5 million for each fiscal quarter ending after January 31, 1996 ($10 million for each six-month period). This line of credit

                        TRANSAMERICAN ENERGY CORPORATION
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
                                 (Unaudited)


is also subject to certain other covenants which relate to, among other things, the maintenance of certain financial ratios.

    In May 1996, TransTexas entered into a Note Purchase Agreement pursuant to which TransTexas issued notes in the aggregate principal amount of $15.75 million, for aggregate proceeds of $15 million. The notes, which bore interest at 13 1/3% per annum, were paid in full in July 1996. The notes were guaranteed on a senior secured basis by TransAmerican.


10. TRANSACTIONS WITH AFFILIATES

    During 1995, TransAmerican acquired an office building which it renovated and subsequently sold to TransTexas in February 1996. TransAmerican advanced $4 million of the proceeds from this sale to TARC for working capital, a portion of which has been repaid. TARC leases office space from TransTexas on terms and conditions permitted by the TARC Indenture.

     TransAmerican and its affiliates, including TransTexas, have provided TARC with substantially all of its corporate services requirements, including insurance, legal, accounting and treasury functions pursuant to a services agreement (the "Services Agreement"). During each of the three months ended July 31, 1996 and 1995, TransAmerican and TransTexas charged TARC approximately $0.1 million to cover its costs of providing these services, which management believes to be reasonable based on the limited services provided. TARC expects its general and administrative expenses to increase significantly when the refinery commences more complex operations. In addition, third party charges incurred by TransAmerican and its affiliates have been charged directly or allocated to TARC on usage or other methods that management believes are reasonable. All significant transactions with affiliates to the extent unpaid are recorded in the "Due to Affiliates" account.

     Southeast Contractors, a subsidiary of TransAmerican, provides construction personnel to TARC in connection with the Capital Improvement Program. These construction workers are temporary employees, and the number and composition of the workforce will vary throughout the Capital Improvement Program. Southeast Contractors charges TARC for the direct costs it incurs (which consist solely of employee payroll and benefits) plus administrative costs and fees; such administrative costs and fees charged to TARC are $1.2 million per year. Total labor costs paid to Southeast Contractors for the six months ended July 31, 1996 and 1995 were $4.4 million and $5.9 million, respectively, of which approximately $0.9 million and $0.6 million were payable at July 31, 1996 and January 31, 1996, respectively.

    In December 1994, TransTexas entered into an interruptible gas sales agreement with TransAmerican, revenues from which totaled approximately $1.3 million and $7.8 million, respectively, for the three months ended July 31, 1996 and 1995 and $11.7 million and $10.4 million, respectively, for the six months ended July 31, 1996 and 1995. TransTexas' receivable from TransAmerican for natural gas sales totaled approximately $11.7 million at July 31, 1996. Pursuant to this agreement, interest accrues on all unpaid balances at a rate of prime plus 2% per annum.

    TransTexas sells natural gas to TARC under an interruptible long-term sales contract. Revenues from TARC under this contract totaled approximately $0.8 million and $1.2 million for the three months ended July 31, 1996 and 1995, respectively and $1.5 million and $1.3 million, respectively, for the six months ended July 31, 1996 and 1995. TransTexas' receivable from TARC for natural gas sales totaled approximately $1.4 million at July 31, 1996.

    As of January 1996, TransTexas and TransTexas Exploration Corporation, a wholly-owned subsidiary of TransTexas ("TTEX"), entered into a Drilling Program, as defined in the TransTexas Indenture. Pursuant to the Program, TTEX received a portion of revenues, in the form of a production payment, from certain of TransTexas' wells. The production payment was transferred in consideration of a note payable in the amount of $23.6 million issued by TTEX. In July 1996, TTEX transferred this production payment to TransTexas in the form of a dividend, and TransTexas forgave the $13.2 million remaining balance of the note payable.

                        TRANSAMERICAN ENERGY CORPORATION
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
                                 (Unaudited)


    In July 1996, TTEX loaned $9.5 million to TransAmerican pursuant to the terms of a $25 million promissory note due July 31, 1998 that bears interest, payable quarterly, at 15% per annum. TTEX has made further advances pursuant to the note, subject to the same terms. The amount outstanding under this promissory note totaled approximately $24 million at September 10, 1996. TransTexas believes that the advances by TTEX to TransAmerican reduce the risk of tax deconsolidation (and potential tax liability of TransTexas) that could be caused by the sale of TransTexas shares by TransAmerican or its affiliates.

    Pursuant to the terms of the Transfer Agreement, TransAmerican has indemnified TransTexas for substantially all of TransTexas' liability in connection with the settlement of the Terry/Penrod litigation (See Note 8). In order to facilitate the settlement, TransTexas has advanced to TransAmerican $16.4 million of the settlement in exchange for a note receivable. In connection with the litigation settlement, TransTexas received from Terry, the reversionary interest in certain producing properties. TransTexas and TransAmerican had intended that such interests would revert to TransAmerican under the Transfer Agreement. TransTexas retained such interests in partial satisfaction of TransAmerican's indemnity obligations. TransTexas' receivable from TransAmerican related to this settlement totaled approximately $7 million at July 31, 1996.

    In September 1996, TransTexas intends to purchase from TDOC for approximately $20 million certain oil and gas leasehold interests located in the Lodgepole area of North Dakota. TransTexas believes that the combination of its interests in the Lodgepole area with the interests of TDOC will produce a more marketable property package.

     In July 1996, TARC executed a promissory note to TransAmerican for up to $25 million. The note bears an interest rate of 15% per annum payable quarterly, beginning October 31, 1996 with principal due July 31, 1998. As of July 31, 1996, TARC had drawn $2.5 million against the note. Also in July 1996, TransAmerican advanced $4.3 million to TARC. This advance has now been included as borrowings under the note. At August 31, 1996, TARC had $19.9 million outstanding under the note.

     TransTexas also provides accounting and legal services to the Company and drilling and workover, administrative and procurement, accounting, legal, lease operating, and gas marketing services to TransAmerican pursuant to the Services Agreement. TransTexas provides general commercial legal services and certain accounting services (including payroll, tax, and treasury services) to TARC and the Company for a fee of $26,000 per month. At TransAmerican's request, TransTexas, at its election, may provide drilling and workover services. The receivable from TransAmerican for drilling, workover and administrative services totaled approximately $12 million at July 31, 1996.

     TransTexas made certain of its advances, described above, in anticipation of production from wells drilled by TransAmerican providing a source of repayment of such advances. In such regard, TransTexas anticipates obtaining a $11.5 million dollar-denominated production payment, bearing interest at 17% per annum, burdening certain oil and gas interests owned by TransAmerican. At July 31, 1996, $12 million of remaining related-party receivables has been recorded as a contra-stockholder equity account due to uncertainties regarding the terms and payment schedule for such receivables.

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

E&P AND TRANSPORTATION

  RESULTS OF OPERATIONS

    TransTexas' results of operations are dependent upon natural gas production volumes and unit prices from sales of natural gas, condensate, and NGLs. The profitability of TransTexas also depends on the volume of natural gas it gathers and transports, its ability to minimize finding and lifting costs and maintaining its reserve base while maximizing production.

    TransTexas' operating data for the three and six months ended July 31, 1996 and 1995, is as follows:


                                                        Three Months Ended           Six Months Ended
                                                              July 31,                   July 31,
                                                       --------------------        --------------------
                                                         1996         1995           1996        1995
                                                       --------    --------        --------    --------
Sales volumes:
  Gas (Bcf) (1)                                           38.1         35.3           74.3        71.0
  NGLs (MMgal)                                            41.1         51.7           89.3       104.0
  Condensate (MBbls)                                       116          109            280         284
Average prices:
  Gas (dry)  (per Mcf) (2)                             $  1.95      $  1.47        $  1.99     $  1.39
  NGLs (per gallon)                                        .31          .25            .31         .25
  Condensate (per Bbl)                                   19.62        20.63          19.86       18.44
  Number of gross wells drilled                             13           13             58          31
  Percentage of wells completed                             38%          69%            74%         77%

- -------------------------------
(1) Sales volumes for the three and six months ended July 31, 1996 include 8.1 Bcf and 14.0 Bcf, respectively, delivered pursuant to a volumetric production payment.
(2) Average price for the three and six months ended July 31, 1996 includes amounts delivered under volumetric production payments. The average gas price for TransTexas' undedicated production for these periods was $2.18 per Mcf and $2.17 per Mcf, respectively. Gas prices do not include the effect of hedging agreements.

  A summary of TransTexas' operating expenses is set forth below (in millions of dollars):

                                                        Three Months Ended          Six Months Ended
                                                            July 31,                    July 31,
                                                     ---------------------       --------------------
                                                       1996         1995           1996         1995
                                                     -------      -------        -------     --------
Operating costs and expenses:
   Lease                                             $   6.3      $   5.4        $  13.0     $    9.4
   Pipeline                                              8.1          6.1           16.3         11.4
   Natural gas liquids                                  10.7          9.7           23.2         19.9
                                                     -------      -------        -------     --------
                                                        25.1         21.2           52.5         40.7
Taxes other than income taxes (1)                        7.2          3.8           12.4          7.7
                                                     -------      -------        -------     --------
   Total                                             $  32.3      $  25.0        $  64.9     $   48.4
                                                     =======      =======        =======     ========

- -------------------------------
(1) Taxes other than income taxes include severance, property, and other taxes.

     TransTexas' average depletion rates have been as follows:

                                                        Three Months Ended        Six Months Ended
                                                             July 31,                 July 31,
                                                     -----------------------     --------------------
                                                      1996            1995         1996        1995
                                                     -------        --------     --------    --------
     Depletion rates (per Mcfe)                      $   .94        $    .78     $    .92    $    .77

   TransTexas' Consolidated EBITDA, as defined in the TransTexas Indenture, which consists of TransTexas' earnings before consolidated fixed charges (including capitalized interest and the interest component of rent expense totaling approximately $4.1 million and $0.1 million for the quarters ended July 31, 1996 and 1995, respectively, and $8.0 million and $1.1 million, respectively, for the six months ended July 31, 1996 and 1995), income taxes, depreciation, depletion, and amortization are set forth below (in millions of dollars):

                                                        Three Months Ended        Six Months Ended
                                                             July 31,                 July 31,
                                                     -----------------------     --------------------
                                                       1996           1995         1996        1995
                                                     --------       --------     --------    --------
   Consolidated EBITDA                               $  143.1       $   40.1     $  204.0    $   85.4



THREE MONTHS ENDED JULY 31, 1996, COMPARED WITH THE THREE MONTHS ENDED JULY 31, 1995

     Gas, condensate and NGLs revenues for the three months ended July 31, 1996 increased by $9.5 million from the comparable period of the prior year, due primarily to increases in gas, condensate and NGL sales prices and gas sales volumes, offset in part by decreases in NGL sales volumes. The average monthly prices received per Mcf of gas, excluding amounts dedicated to volumetric production payments, ranged from $2.04 to $2.37 in the three months ended July 31, 1996, compared to a range of $1.35 to $1.51 in the same period in the prior year. The increase in gas sales volumes is due primarily to increased production from TransTexas' new development areas, offset in part by the normal decline in natural gas production from TransTexas' producing properties in the Lobo Trend along with the sales of certain of TransTexas' producing properties. The producing properties sold by TransTexas accounted for approximately 3.9 Bcfe of TransTexas' net production for the quarter ended July 31, 1996. As of July 31, 1996, TransTexas had a total of 861 producing wells compared to 947 at July 31, 1995. NGL sales volumes decreased as a result of decreases in the volumes of natural gas processed. Transportation revenues remained at essentially the same levels as the prior year quarter as decreases in TransTexas' volumes transported were offset by volumes attributable to volumetric production payments and the sale of certain of TransTexas' producing properties. TransTexas currently transports a portion of its production from the Bob West and Bob West North development areas through a third-party pipeline.

      Lease operating expenses for the quarter ended July 31, 1996 increased by $0.9 million over the comparable prior year period primarily due to the initiation of a program to increase flow rates on certain of TransTexas' wells through increases in workovers and the installation of leased wellhead compressors. Pipeline operating expenses increased by $2.0 million due primarily to increases in compressor fuel costs and chemicals used in the operation of TransTexas' amine plants. NGLs cost increased by $1.0 million from the first quarter in the prior year due to the increase in the cost of natural gas processed. Depreciation, depletion and amortization expense for the three months ended July 31, 1996 increased by $2.7 million due to a $0.16 increase in the depletion rate, offset by a decrease in TransTexas' undedicated natural gas production. General and administrative expenses decreased by $1.3 million in the three months ended July 31, 1996, due primarily to a litigation accrual of $7.0 million in the prior year quarter, offset in part by a litigation accrual of $5.0 million in the current year quarter, increases in wages and benefits and outside services. Taxes other than income taxes increased by $3.3 million over the prior year quarter due primarily to an increase in severance taxes, including an accrual of $1.5 million as a result of a severance tax audit adjustment.

     Interest income for the three months ended July 31, 1996 decreased by approximately $0.5 million over the comparable prior year period due to increased cash balances in the prior year quarter resulting from the issuance of the TransTexas Notes in June 1995. Interest expense increased by $6.6 million over the same period of the prior year primarily as a result of interest accrued on the TransTexas Notes, offset in part by the capitalization of approximately $3.8 million of interest in connection with the acquisition of certain of TransTexas' gas and oil properties.


SIX MONTHS ENDED JULY 31, 1996, COMPARED WITH THE SIX MONTHS ENDED JULY 31,
1995

     Gas, condensate and NGL revenues for the six months ended July 31, 1996 increased by $25.4 million from the comparable period of the prior year, due primarily to increases in gas, condensate and NGL sales prices and gas sales volumes, partly offset by decreases in NGL sales volumes. The average monthly prices received per Mcf of gas, excluding amounts dedicated to volumetric production payments, ranged from $2.02 to $2.45 in the six months ended July 31, 1996, compared to a range of $1.29 to $1.52 in the same period in the prior year. The increase in gas sales volumes is due primarily to increased production from TransTexas' new development areas, offset in part by the normal decline in natural gas production from TransTexas' Lobo Trend wells and the sale of a portion of TransTexas' producing properties in the Lobo Trend. NGLs sales volumes decreased as a result of decreases in the volumes of natural gas processed. Transportation revenues decreased by $0.7 million for the six months ended July 31, 1996, due primarily to decreases in volumes transported.

     Lease operating expenses in the six months ended July 31, 1996 increased by $3.6 million from the prior year period due primarily to increases in repairs and maintenance and workover expense attributable to the increase in the number of producing wells prior to the sale of certain of TransTexas' producing properties and the initiation in the first quarter of the current fiscal year of a program to increase flow rates on certain of TransTexas' wells through increased workovers and the installation of leased wellhead compressors. Pipeline operating expenses increased by $4.9 million due primarily to increases in compressor fuel costs and chemicals used in the operation of TransTexas' amine plants. NGLs cost increased by $3.3 million from the comparable period in the prior year due to increases in the cost of natural gas used in NGL processing, offset by a decrease in volumes of natural gas processed. Depreciation, depletion and amortization expense for the six months ended July 31, 1996 increased by $1.9 million due to a $0.15 increase in the depletion rate offset by the decrease in TransTexas' undedicated natural gas production. General and administrative expenses increased by $0.5 million in the six months ended July 31, 1996, due primarily to increases in wages and benefits. Taxes other than income taxes increased by $4.6 million over the comparable prior year period due primarily to an increase in severance taxes, including an accrual of $1.5 million as a result of a severance tax audit adjustment.

     Interest income for the six months ended July 31, 1996 increased by approximately $0.1 million over the comparable period of the prior year due to increased average cash balances. Interest expense increased by $13.5 million primarily as a result of interest accrued on the Notes and the amortization of debt issue costs, offset in part by the capitalization of approximately $7.5 million of interest in connection with the acquisition of TransTexas' unevaluated gas and oil properties.

     Cash flow from operating activities for the six months ended July 31, 1996 increased by approximately $121.3 million from the prior-year period due primarily to cash received in the settlement of take-or-pay litigation and proceeds from the sale of volumetric production payments.

     Cash used in investing activities decreased by $134.8 million due to decreases in lease acquisitions, along with proceeds from the sale of certain of TransTexas' producing properties, offset in part by advances to affiliates.

     Cash flow from financing activities decreased by approximately $307.5 million due primarily to the issuance of the TransTexas Notes in June 1995.


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

     TransTexas makes substantial capital expenditures for the exploration, development and production of its natural gas reserves. TransTexas has financed these expenditures primarily with cash from operations, public offerings of debt and equity securities, the sale of production payments and other financings. For the six months ended July 31, 1996, total capital expenditures were $122 million, including $10 million for lease acquisitions, $96 million for drilling and development and $16 million for TransTexas' gas gathering and pipeline system and other equipment. Pursuant to the TransTexas Indenture, if TransTexas' Working Capital, as defined in the TransTexas Indenture, is less than $20 million at the end of any fiscal quarter, TransTexas' Capital Expenditures, as defined, for the next succeeding fiscal quarter may not exceed 90% of TransTexas's Consolidated EBITDA for such prior fiscal quarter minus TransTexas' Consolidated Fixed Charges for such prior fiscal quarter (the "Capital Expenditure Limit"). TransTexas' Working Capital at April 30, 1996 was less than $20 million. As a result, TransTexas' Capital Expenditures for the quarter ended July 31, 1996 could not exceed the Capital Expenditure Limit of $31.3 million. TransTexas' Capital Expenditures for the quarter ended July 31, 1996 totaled $30.1 million. TransTexas believes that this restriction did not have a material effect on developmental drilling for the quarter. TransTexas' Working Capital at July 31, 1996 was $27.2 million.

     TransTexas anticipates total capital expenditures of approximately $245 million and $210 million in fiscal 1997 and fiscal 1998, respectively, subject to TransTexas Indenture requirements and available cash flow, of which approximately $200 million and $175 million, respectively, will be used for drilling and development, and $25 million and $20 million, respectively, for TransTexas' gas gathering and pipeline system (including pipeline expansion into the La Grulla development area), and other equipment and seismic acquisition. TransTexas anticipates expenditures of approximately $20 million in both fiscal years for lease acquisitions. If revenues decrease, certain contingent obligations of TransTexas become fixed or TransTexas' level of capital expenditures is limited by the TransTexas Indenture, TransTexas may not have sufficient funds for, or may be restricted in maintaining the level of, capital expenditures necessary to replace its reserves or to maintain production at current levels and, as a result, production may decrease over time. Although cash from operating activities for the six months ended July 31, 1996 has increased due to sales of volumetric production payments and litigation settlements, net cash provided by operating activities declined over the three and one-half years ended January 31, 1996. No assurance can be given that TransTexas' cash flow from operating activities and other sources of cash will be sufficient to meet planned capital expenditures, contingent liabilities and debt service in the future. Since July 31, 1995, TransTexas has utilized asset sales and various financings, in addition to cash flow from operating activities, to meet its working capital requirements. TransTexas anticipates that it will utilize additional financing or sales of assets, as allowed by the TransTexas Indenture, to fund planned levels of operations and to meet its obligations, including its obligations under the TransTexas Indenture, through January 1997.

     In January 1996, TransTexas entered into a reimbursement agreement with an unaffiliated third party pursuant to which the third party caused a $20 million letter of credit to be issued to collateralize a supersedeas bond on behalf of TransTexas in a legal proceeding. Prior to this transaction, the supersedeas bond had been collateralized by other letters of credit. These letters of credit were collateralized by $20 million in cash, which was released to TransTexas. If there is a draw under the letter of credit, TransTexas is required to reimburse the third party within 60 days.

     In January and February 1996, TransTexas completed both a financing and a sale-leaseback transaction, each in the amount of $3 million, related to its operating equipment. Both the financing, which has an interest rate of 9% per annum, and the sale-leaseback transaction, which has a monthly lease payment of approximately $56,400, have a 36-month term. In February 1996, TransTexas completed an additional financing collateralized by its operating equipment in the amount of $10 million at an interest rate of 12% per annum and a 36-month term.

     In January 1996, TransTexas sold to an unaffiliated third party a term overriding royalty interest in the form of a production payment carved out of its interests in certain of its producing properties. For net proceeds of approximately $33 million, TransTexas conveyed to the third party a term overriding royalty equivalent to a base volume of approximately 29 Bcf of natural gas, subject to certain increases in the base volume and in the percentage interest dedicated if certain minimum performance and delivery requirements are not met. In February 1996, in consideration for additional net proceeds of approximately $16 million, TransTexas supplemented the production payment to subject a percentage of its interests in certain additional producing properties to the production payment and to include additional volumes of approximately 14 Bcf of natural gas within the base volume subject to the production payment.

     In March 1996, TransTexas sold its 41.67% interest in the 76-mile, 24-inch MidCon Texas pipeline, which runs from TransTexas' Thompsonville compressor station to Agua Dulce, for $7.5 million. TransTexas believes that its existing transportation capacity in this area is adequate for TransTexas' production and does not anticipate any material constraints on the transportation of its natural gas as a result of this sale.

     In May 1996, TransTexas sold to two unaffiliated third parties a volumetric production payment for net proceeds of approximately $43 million. TransTexas conveyed to the third parties a term overriding royalty equivalent to a base volume of approximately 37 Bcf of natural gas, subject to certain increases in the base volume and in the percentage interest dedicated if certain minimum performance and delivery requirements are not met. Concurrently with the closing of that transaction, TransTexas and one of the unaffiliated third parties terminated, prior to the expiration of its stated term, a dollar-denominated term overriding royalty interest previously sold by TransTexas to that unaffiliated third party for a payment by TransTexas of approximately $25 million. As a result of such termination, the remaining base volume from the previously sold overriding royalty interest was conveyed to TransTexas.

     In May 1996, TransTexas entered into a Note Purchase Agreement pursuant to which TransTexas issued notes in the aggregate principal amount of $15.75 million for aggregate proceeds of $15 million. The notes, which bore interest at 13 1/3% per annum, were paid in full in July 1996. The notes were guaranteed on a senior secured basis by TransAmerican.

     In June 1996, TransTexas entered into an agreement with one of its swap counter parties as a result of which TransTexas, subject to compliance with certain collateral coverage tests, will not be required to make cash margin deposits with respect to the swaps covered by such agreement. See Note 2 to the accompanying Condensed Consolidated Financial Statements.

     In September 1996, TransTexas sold to an unaffiliated third party a term royalty in the form of a dollar-denominated production payment in certain of TransTexas' properties for proceeds of $13.5 million. The production payment calls for the repayment of the primary sum plus an amount equivalent to a 16.0% annual interest rate on the unpaid portion of such primary sum.

     In September 1996, TransTexas entered into an agreement with an unaffiliated third party for the reimbursement of certain drilling costs with respect to wells drilled by TransTexas. Pursuant to the agreement, upon the approval of the third party of a recently drilled or currently drilling well for inclusion in the program, the third party will commit to the reimbursement of all or a portion of the cost of such well, up to an aggregate maximum for all such wells of $16.5 million. The program wells will be subject to a dollar-denominated production payment equal to the principal amount of such reimbursed costs, plus an amount equivalent to a 17.5% annual interest rate on the unpaid portion of such principal amount.

     Pursuant to the terms of the Transfer Agreement, TransAmerican has indemnified TransTexas for substantially all of TransTexas' liability in connection with the settlement of the Terry/Penrod litigation (see Note 8 to the accompanying Condensed Consolidated Financial Statements). In order to facilitate the settlement, TransTexas advanced to TransAmerican $16.4 million of the settlement in exchange for a note receivable. In connection with the litigation settlement, TransTexas received from Terry the reversionary interest in certain producing properties. TransTexas and TransAmerican had intended that such interests would revert to TransAmerican under the Transfer Agreement. TransTexas retained such interests in partial satisfaction of TransAmerican's indemnity obligations.

    During 1995, TransAmerican acquired an office building which it renovated and subsequently sold to TransTexas in February 1996. TransAmerican advanced $4 million of the proceeds from this sale to TARC for working capital, a
portion of which has been repaid.   TARC leases office space from TransTexas
on terms and conditions permitted by the TARC Indenture.

     TransAmerican and its affiliates, including TransTexas, have provided TARC with substantially all of its corporate services requirements, including insurance, legal, accounting and treasury functions pursuant to a services agreement (the "Services Agreement"). During each of the three months ended July 31, 1996 and 1995, TransAmerican and TransTexas charged TARC approximately $0.1 million to cover its costs of providing these services, which management believes to be reasonable based on the limited services provided. TARC expects its general and administrative expenses to increase significantly when the refinery commences more complex operations. In addition, third party charges incurred by TransAmerican and its affiliates have been charged directly or allocated to TARC on usage or other methods that management believes are reasonable. All significant transactions with affiliates to the extent unpaid are recorded in the "Due to Affiliates" account.

     Southeast Contractors, a subsidiary of TransAmerican, provides construction personnel to TARC in connection with the Capital Improvement Program. These construction workers are temporary employees, and the number and composition of the workforce will vary throughout the Capital Improvement Program. Southeast Contractors charges TARC for the direct costs it incurs (which consist solely of employee payroll and benefits) plus administrative costs and fees; such administrative costs and fees charged to TARC are $1.2 million per year. Total labor costs paid to Southeast Contractors for the six months ended July 31, 1996 and 1995 were $4.4 million and $5.9 million, respectively, of which approximately $0.9 million and $0.6 million were payable at July 31, 1996 and January 31, 1996, respectively.

    In December 1994, TransTexas entered into an interruptible gas sales agreement with TransAmerican, revenues from which totaled approximately $1.3 million and $7.8 million, respectively, for the three months ended July 31, 1996 and 1995 and $11.7 million and $10.4 million, respectively, for the six months ended July 31, 1996 and 1995. TransTexas' receivable from TransAmerican for natural gas sales totaled approximately $11.7 million at July 31, 1996. Pursuant to this agreement, interest accrues on all unpaid balances at a rate of prime plus 2% per annum.

    TransTexas sells natural gas to TARC under an interruptible long-term sales contract. Revenues from TARC under this contract totaled approximately $0.8 million and $1.2 million for the three months ended July 31, 1996 and 1995, respectively and $1.5 million and $1.3 million, respectively, for the six months ended July 31, 1996 and 1995. TransTexas' receivable from TARC for natural gas sales totaled approximately $1.4 million at July 31, 1996.

    As of January 1996, TransTexas and TTEX entered into a Drilling Program, as defined in the TransTexas Indenture. Pursuant to the Program, TTEX received a portion of revenues, in the form of a production payment, from certain of TransTexas' wells. The production payment was transferred in consideration of a note payable in the amount of $23.6 million issued by TTEX. In July 1996, TTEX transferred this production payment to TransTexas in the form of a dividend, and TransTexas forgave the $13.2 million remaining balance of the note payable.

    In July 1996, TTEX loaned $9.5 million to TransAmerican pursuant to the terms of a $25 million promissory note due July 31, 1998 that bears interest, payable quarterly, at 15% per annum. TTEX has made further advances pursuant to the note, subject to the same terms. The amount outstanding under this promissory note totaled approximately $24 million at September 10, 1996. TransTexas believes that the advances by TTEX to TransAmerican reduce the risk of tax deconsolidation (and potential tax liability of TransTexas) that could be caused by the sale of TransTexas shares by TransAmerican or its affiliates.

    Pursuant to the terms of the Transfer Agreement, TransAmerican has indemnified TransTexas for substantially all of TransTexas' liability in connection with the settlement of the Terry/Penrod litigation (See Note 8). In order to facilitate the settlement, TransTexas has advanced to TransAmerican $16.4 million of the settlement in exchange for a note receivable. In connection with the litigation settlement, TransTexas received from Terry, the reversionary interest in certain producing properties. TransTexas and TransAmerican had intended that such interests would revert to TransAmerican under the Transfer Agreement. TransTexas retained such interests in partial satisfaction of TransAmerican's indemnity obligations. TransTexas' receivable from TransAmerican related to this settlement totaled approximately $7 million at July 31, 1996.

    In September 1996, TransTexas intends to purchase from TDOC for approximately $20 million certain oil and gas leasehold interests located in the Lodgepole area of North Dakota. TransTexas believes that the combination of its interests in the Lodgepole area with the interests of TDOC will produce a more marketable property package.

     In July 1996, TARC executed a promissory note to TransAmerican for up to $25 million. The note bears an interest rate of 15% per annum payable quarterly, beginning October 31, 1996 with principal due July 31, 1998. As of July 31, 1996, TARC had drawn $2.5 million against the note. Also in July 1996, TransAmerican advanced $4.3 million to TARC. This advance has now been included as borrowings under the note. At August 31, 1996, TARC had $19.9 million outstanding under the note.

     TransTexas also provides accounting and legal services to the Company and drilling and workover, administrative and procurement, accounting, legal, lease operating, and gas marketing services to TransAmerican pursuant to the Services Agreement. TransTexas provides general commercial legal services and certain accounting services (including payroll, tax, and treasury services) to TARC and the Company for a fee of $26,000 per month. At TransAmerican's request, TransTexas, at its election, may provide drilling and workover services. The receivable from TransAmerican for drilling, workover and administrative services totaled approximately $12 million at July 31, 1996.

     TransTexas made certain of its advances, described above, in anticipation of production from wells drilled by TransAmerican providing a source of repayment of such advances. In such regard, TransTexas anticipates obtaining a $11.5 million dollar-denominated production payment, bearing interest at 17% per annum, burdening certain oil and gas interests owned by TransAmerican. At July 31, 1996, $12 million of remaining related-party receivables has been recorded as a contra-stockholder equity account due to uncertainties regarding the terms and payment schedule for such receivables.

     On July 2, 1996, TransTexas consummated the sale, effective as of May 1, 1996, of producing properties in Zapata County, Texas for consideration of approximately $62 million. On June 17, and August 13, 1996, TransTexas consummated the sales, effective as of February 1, 1996, of certain other producing properties in Webb County, Texas for consideration of approximately $9.95 million and $21.5 million, respectively. The purchase price for each of the properties discussed above was or is subject to adjustment for gas sales between the effective date and the closing date. TransTexas retained or will retain the proceeds of all such gas sales.

     TransTexas has engaged an investment banking firm to assist in the potential sale or sale-leaseback of all or a portion of TransTexas' pipeline system. TransTexas has also engaged an investment banking firm to assist in the sale of its interest in the Lodgepole area. On August 29, 1996, TransTexas announced that it has engaged two investment banking firms to assist in the sale of TransTexas' remaining Lobo Trend producing properties in Webb and Zapata counties, Texas, and associated undeveloped acreage. If such a sale is consummated, TransTexas intends to use the proceeds of this sale, along with proceeds from any sales of its pipeline system and Lodgepole area properties, for general corporate purposes and a possible repurchase of the TransTexas Notes.

     TransTexas currently has a $40 million credit facility with BNY Financial Corporation (the "BNY Facility") pursuant to which it may borrow funds based on the amount of its accounts receivable. At July 31, 1996, the outstanding balance under the BNY Facility was $7.9 million. TransTexas does not anticipate that it will be able to borrow more than $26 million under the BNY Facility during fiscal 1997, based on the expected amount of its accounts receivable. The BNY Facility requires TransTexas to maintain certain financial ratios and includes certain covenants. Under the terms of the BNY Facility, TransTexas' net loss (including any extraordinary losses) may not exceed $5 million for each fiscal quarter ending after January 31, 1996 ($10 million for each six-month period).

     Pursuant to the TransTexas Indenture, TransTexas maintains an account (the "Interest Reserve Account") from which funds may only be disbursed in accordance with the terms of a Cash Collateral and Disbursement Agreement (the "Disbursement Agreement"). TransTexas has deposited into the Interest Reserve Account funds sufficient to pay the aggregate amount of the next ensuing interest payment due in respect of the TransTexas Notes. Funds in the Interest Reserve Account may be invested, at the direction of TransTexas (except as provided below), only in cash and Cash Equivalents as defined in the Disbursement Agreement, and any interest income thereon will be added to the balance of the Interest Reserve Account. TransTexas must maintain a balance (the "Requisite Balance") in the Interest Reserve Account at least equal to the amount necessary to satisfy TransTexas' obligation to pay interest in respect of all then outstanding TransTexas Notes on the next Interest Payment Date (as defined); provided, however, that if, pursuant to the Disbursement Agreement, any funds in the Interest Reserve Account are applied to the payment of interest on the TransTexas Notes, TransTexas shall not be obligated to maintain the Requisite Balance during the period of 60 days immediately following the Interest Payment Date in respect of which such payment was made.

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

DECONSOLIDATION FOR FEDERAL INCOME TAX PURPOSES

     Under certain circumstances, TransAmerican, TAEC, TDOC, the Company or TARC may sell or otherwise dispose of shares of common stock of TransTexas.
If, as a result of any sale or other disposition of TransTexas' common stock, the direct and indirect ownership of TransTexas by TransAmerican is less than 80% (measured by voting power and value), TransTexas will no longer be a member of TransAmerican's consolidated group for federal tax purposes (the "TransAmerican Consolidated Group") and, with certain exceptions, will no longer be obligated under the terms and conditions of, or entitled to the benefits of, the Tax Allocation Agreement ("Deconsolidation"). Further, if the Company or TARC sells or otherwise transfers any stock of TARC, or issues any options, warrants or other similar rights relating to such stock, outside of the TransAmerican Consolidated Group, then a Deconsolidation of both TARC and TransTexas from the TransAmerican Consolidated Group would occur. For the taxable year during which Deconsolidation of TransTexas occurs, which would also be the final year that TransTexas is a member of the TransAmerican Consolidated Group, TransAmerican would recognize a previously deferred gain of approximately $266.3 million associated with the Transfer and would be required to pay federal income tax on this gain (the tax is estimated to be between $29 million and $56 million if Deconsolidation occurs in fiscal 1997 and between $24 million and $45 million if Deconsolidation occurs in fiscal
1998). This analysis is based on TransTexas' position that the gain from the Transfer, which occurred in 1993, was deferred under the consolidated return regulations. The deferred gain generally is being included in TransAmerican's taxable income in a manner that corresponds (as to timing and amount) with the realization by TransTexas of (and, thus, will be offset by) the tax benefits (i.e., additional depreciation, depletion and amortization on, or reduced gain or increased loss from a sale of, the transferred assets) arising from the additional basis. If, under the terms of the TARC Notes, it was reasonably certain when the TARC Notes were issued that a sufficient amount of TransTexas' stock would be disposed in the future to cause a Deconsolidation of TransTexas from the TransAmerican Consolidated Group, it is possible that the Deconsolidation of TransTexas would be treated as occurring as of the date the TARC Notes were issued. However, TARC has advised the Company that it believes that when the TARC Notes were issued it was not reasonably certain that a Deconsolidation of TransTexas would occur in the future. Under the Tax Allocation Agreement, TransTexas is required to pay TransAmerican each year an amount equal to the lesser of (i) the reduction in taxes paid by TransTexas for such year as a result of any increase in the tax basis of assets acquired by TransTexas from TransAmerican that is attributable to the Transfer and (ii) the increase in taxes paid by TransAmerican for such year and all prior years attributable to gain recognized by TransAmerican in connection with the contribution of assets by TransAmerican to TransTexas (less certain amounts paid by TransTexas for all prior years). TransTexas estimates that if Deconsolidation occurs in fiscal 1997 or 1998, the amount reimbursed to TransAmerican would be between $15 million and $26 million and between $4 million and $7 million, respectively. The remaining amount of the tax relating to the gain would be paid over the lives of the assets transferred. However, TransTexas could be liable for additional taxes pursuant to the Tax Allocation Agreement and the several liability provisions of federal tax law.

     Generally, under the Tax Allocation Agreement, if net operating losses of TransTexas are used by other members of the TransAmerican Consolidated Group, then TransTexas is entitled to the benefit (through reduced current tax payable) of such losses in later years to the extent TransTexas has taxable income, remains a member of the TransAmerican Consolidated Group, and the other group members have the ability to pay such taxes. If TransAmerican, TAEC, the Company, TARC or TDOC transfers shares of TransTexas (or transfers options or other rights to acquire such shares) and, as a result of such transfer, Deconsolidation of TransTexas occurs, TransTexas would not thereafter receive any benefit pursuant to the Tax Allocation Agreement for net operating losses of TransTexas used by other members of the TransAmerican Consolidated Group prior to the Deconsolidation of TransTexas.

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

CONTINGENT LIABILITIES

     TransTexas has significant contingent liabilities, including liabilities with respect to litigation matters, indemnification obligations relating to certain tax benefit transfer sale-leaseback transactions, and other obligations assumed in the Transfer. These matters, individually and in the aggregate, amount to significant potential liability which, if adjudicated in a manner adverse to TransTexas in one reporting period, could have a material adverse effect on TransTexas' cash flow or operations for that period. Although the outcome of these lawsuits cannot be predicted with certainty, TransTexas does not expect these matters to have a material adverse effect on its financial position. TransTexas has delivered letters of credit and placed into escrow cash, which letters of credit and cash total approximately $21.1 million, to be applied to certain potential litigation claims.

POTENTIAL EFFECTS OF CHANGE OF CONTROL

     Capitalized words in the following discussion have the meanings as defined in the TransTexas Indenture.

     The TransTexas Indenture provides that, upon the occurrence of a Change of Control, each holder of the TransTexas Notes will have the right to require TransTexas to repurchase such holder's TransTexas Notes at 101% of the principal amount thereof plus accrued and unpaid interest. As used in the TransTexas Indenture, "Change of Control" means (i) any sale, transfer, or other conveyance, whether direct or indirect, of all or substantially all of the assets of TransTexas, on a consolidated basis, to any "person" or "group" (as such terms are used for purposes of Sections 13(d) and 14(d) of the
Exchange Act, whether or not applicable), other than to or among TransTexas' Wholly Owned Subsidiaries or the trustee under the TransTexas Indenture, whether in a single transaction or a series of related transactions, unless, immediately after such transaction, John R. Stanley has, directly or indirectly, in the aggregate, sole beneficial ownership of more than 50%, on a fully diluted basis, of the total voting power entitled to vote in the election of directors, managers, or trustees of the transferee, (ii) the liquidation or dissolution of TransTexas, or (iii) any transaction, event or circumstance pursuant to which any "person" or "group" (as such terms are used for purposes of Sections 13(d) and 14(d) of the Exchange Act, whether or not applicable), other than John R. Stanley and his Wholly Owned Subsidiaries or the trustee under the TransTexas Indenture, is or becomes the "beneficial owner" (as that term is used in Rules 13d-3 and 13d-5 under the Exchange Act, whether or not applicable, except that a person shall be deemed to be the "beneficial owner" of all shares that any such person has the right to acquire, whether such right is exercisable immediately or only after the passage of time), directly or indirectly, of more than 50% of the total voting power of TransTexas' then outstanding Voting Stock, unless, at the time of the occurrence of an event specified in clauses (i), (ii) or (iii), the TransTexas Notes, issued under the TransTexas Indenture have an Investment
Grade Rating  provided, however, that if, at any time within 120 days after such occurrence, the TransTexas Notes cease having an Investment Grade Rating,
such event would constitute a "Change of Control."   The term "person," as used
in the definition of Change of Control, means a natural person, company, government or political subdivision, agency or instrumentality of a government and also includes a "group," which is defined as two or more persons acting as a partnership, limited partnership or other group. In addition, certain changes or other events in respect of the ownership or control of TransTexas that do not constitute a Change of Control under the TransTexas Indenture may result in a "change of control" of TransTexas under the terms of the BNY Facility and certain equipment financing. Such an occurrence could create an obligation for TransTexas to repay such other indebtedness. At July 31, 1996, TransTexas had approximately $16.5 million of indebtedness (excluding the TransTexas Notes) subject to such right of repayment or repurchase. In the event of a Change of Control under the TransTexas Indenture or a "change of control" under the terms of other outstanding indebtedness, there can be no assurance that TransTexas will have sufficient funds to satisfy any such payment obligations.

     In February 1995, TARC issued the TARC Notes that were initially collateralized by, among other things, 55 million shares of TransTexas' common stock (the "Common Stock"). In March 1996, TARC sold 4.55 million shares of Common Stock to provide additional financing for the Capital Improvement Program. TARC will require substantial additional financing to complete the Capital Improvement Program. TARC has advised TransTexas that if this financing is not available in the near future, or if significant engineering problems, personnel shortages, cost overruns or delays occur, TARC likely will not be able to complete and test Phase I of the Capital Improvement Program by February 15, 1997. TARC has further advised TransTexas that, if required financing is obtained on a timely basis, completion by February 15, 1997 will still prove very difficult. Under the TARC Indenture, the failure of TARC to complete and test Phase I of the Capital Improvement Program by February 15, 1997 would constitute an Event of Default at such date. Such date, however, may be extended, without an Event of Default, to May 15, 1997 or further extended to August 15, 1997 if TARC's fixed charge coverage ratio is 1.25 to 1 for the three month periods ended December 31, 1996 and March 31, 1997, respectively. TARC is actively pursuing transactions that could allow it to meet the requisite ratio. Any such Event of Default could result in the sale, following the occurrence of such Event of Default, of some or all of the remaining 50.45 million shares of Common Stock pledged to collateralize the TARC Notes. A foreclosure on such shares would constitute a "change of control" of TransTexas under the BNY Facility and certain equipment financing, which may create an obligation for TransTexas to repay amounts outstanding thereunder. A sale of such shares following a foreclosure could result in a Change of Control under the TransTexas Indenture.

REFINING

  GENERAL

     TARC's refinery was inoperative from January 1983 through February 1994. During this period, TARC's revenues were primarily from tank rentals and its expenses were comprised of maintenance and repairs, tank rentals, general and administrative expenses and property taxes. TARC commenced partial operations at the refinery in March 1994 and has operated the vacuum unit intermittently since then. TARC's decision to commence or suspend operations is based on the availability of financing, current operating margins and the need to tie-in units as they are completed. TARC does not consider its historical results to be indicative of future results.

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


THREE MONTHS ENDED JULY 31, 1996, COMPARED WITH THE THREE MONTHS ENDED JULY 31, 1995

     There were no total revenues for the three months ended July 31, 1996 due to processing all of the refinery throughput for third parties pursuant to processing agreements. For the same period in 1995, revenues were $68.4 million.

     Costs of products sold for the three months ended July 31, 1996 consisted of inventory writedowns. Costs of products sold declined to $0.9 million from $74.1 million for the same period in 1995, primarily as a result of operating under processing agreements with third parties whereby TARC had no ownership of feedstocks.

     Operations and maintenance expense for the three months ended July 31, 1996 decreased to $3.5 million from $4.9 million for the same period in 1995, primarily due to decreases in salaries and tank rental charges.

     Taxes other than income taxes for the three months ended July 31, 1996 increased $1.4 million to $2.5 million from $1.1 million for the same period in 1995, primarily due to increased property tax expense.

     Interest income for the three months ended July 31, 1996 decreased $2.1 million as compared to the same period in 1995 primarily due to interest earned in 1995 on the initial $173 million long-term debt proceeds held in the Collateral Account. Interest expense for the three months ended July 31, 1996 decreased $6.9 million, primarily due to a larger portion of interest capitalized in 1996 versus 1995. During the three months ended July 31, 1996, TARC capitalized approximately $16.7 million of interest related to property and equipment additions at TARC's refinery compared to $8.8 million for the three months ended July 31, 1995.

     The equity in earnings (loss) of TransTexas for the three months ended July 31, 1996, reflects TARC's 14.1% equity interest in TransTexas. TARC's interest in TransTexas decreased from 20.3% as a result of TARC's sale of 4.55 million shares of TransTexas stock in March 1996.

     Other income for the three months ended July 31, 1995 was $5.4 million which was primarily a result of trading gains on futures contracts.


     SIX MONTHS ENDED JULY 31, 1996, COMPARED WITH THE SIX MONTHS ENDED JULY 31, 1995

     Total revenues for the six months ended July 31, 1996 decreased $58.1 million to $10.9 million from $69.0 million for the same period in 1995, primarily as a result of processing the majority of refinery throughput for third parties under processing agreements.

     Costs of products sold for the six months ended July 31, 1996 decreased to $12.4 million from $75.2 million for the same period in 1995, primarily as a result of TARC's processing agreements with third parties.

     Operations and maintenance expense for the six months ended July 31, 1996 increased $2.0 million to $6.6 million from $4.6 million for the same period in 1995, primarily due to an increase in fuel costs and salaries.

     Taxes other than income taxes for the six months ended July 31, 1996 increased $0.8 million to $2.9 million from $2.1 million for the same period in 1995 primarily due to increased property tax expense.

     Interest income for the six months ended July 31, 1996 decreased $3.9 million as compared to the same period in 1995 primarily due to interest earned in 1995 on the initial $173 million long-term debt proceeds held in the Collateral Account. Interest expense for the six months ended July 31, 1996 decreased $10.4 million, primarily due to a larger portion of interest capitalized in 1996 versus 1995. During the six months ended July 31, 1996, TARC capitalized approximately $33.3 million of interest related to property and equipment additions at TARC's refinery.

     The equity in earnings (loss) of TransTexas for the six months ended July 31, 1996, reflects TARC's 20.3% equity interest in TransTexas until TARC's sale of 4.55 million shares of TransTexas stock in March 1996 which decreased TARC's interest in TransTexas to 14.1%.

     Other income for the six months ended July 31, 1995 was $2.4 million which was primarily a result of trading gains on futures contracts.

LIQUIDITY AND CAPITAL RESOURCES

     In connection with the issuance of the TARC Notes, $173 million of the proceeds thereof were deposited into a cash collateral account, designated for use in the Capital Improvement Program. The current budget for the Capital Improvement Program calls for total expenditures of $434 million; however, TARC estimates that expenditures of approximately $146 million to $151 million in addition to the current budget will be required to complete the Capital Improvement Program. The foregoing estimates, as well as other estimates and projections herein, are subject to substantial revision upon the occurrence of future events, such as unavailability of, or delays in, financing, engineering problems, work stoppages, personnel shortages and cost overruns over which TARC may not have any control.

     As of July 31, 1996, expenditures on the Capital Improvement Program funded by or approved for reimbursement from the cash collateral account totaled approximately $205 million. Approximately $0.4 million remained in the cash collateral account as of July 31, 1996. TARC sold 4.55 million shares of TransTexas common stock in March 1996, and deposited approximately $26.6 million of the proceeds of such sale into the cash collateral account in accordance with the requirements of the TARC Indenture. Giving effect to current estimates, additional funding of $374 million to $379 million will be required to complete the Capital Improvement Program, of which approximately $41 million is anticipated to be funded by the Port Commission tax exempt bonds. As of July 31, 1996, TARC had commitments for refinery construction and maintenance of approximately $56.2 million. Additional funds necessary to complete the Capital Improvement Program may be provided from (i) the sale of additional shares of TransTexas common stock held by TARC, (ii) the sale of common stock of TARC,
(iii) equity investments in TARC (including the sale of preferred stock of TARC to the Company, funded by the sale of TransTexas common stock held by the Company), (iv) capital contributions or loans by TransAmerican, or (v) other sources of financing, the access to which could require the consent of the holders of the TARC Notes. TARC has entered into preliminary discussions with potential third party investors, including strategic equity investors, financial investors and foreign producers of crude oil. There is no assurance that sufficient funds will be available from these sources on a timely basis or upon terms acceptable to TARC or TransAmerican. If this financing is not available in the near future or if significant engineering problems, work stoppages, personnel shortages or cost overruns occur, TARC likely will not be able to complete and test Phase I of the Capital Improvement Program by February 15, 1997. If required financing is obtained on a timely basis, completion by February 15, 1997 will still prove very difficult. TARC has identified and is considering certain steps to optimize construction completion, including the retention of field supervisors, direct hiring of field supervisors and field labor by TARC's major contractors, adding additional shifts, and modularization and outsourcing of certain construction items. Under the TARC Indenture, the failure of TARC to complete and test Phase I by February 15, 1997 would constitute an Event of Default at such date. Such date, however, may be extended, without an Event of Default, to May 15, 1997 or further extended to August 15, 1997 if TARC's fixed charge coverage ratio is 1.25 to 1 for the three month periods ended December 31, 1996 and March 31, 1997, respectively. TARC is actively pursuing transactions that could allow it to meet the requisite ratio.

     As of July 1996, TARC had expended the $173 million placed in the collateral account from the issuance of the TARC Notes as well as the majority of the proceeds from the March 1996 sale of TransTexas common stock. In May 1996, in anticipation of the limited availability of collateral account funds, TARC began scaling back expenditures on the Capital Improvement Program so that remaining funds were expended only on those critical path items necessary to complete and test refinery units by the dates specified in the TARC Indenture. In July 1996, TARC executed a promissory note to TransAmerican for up to $25 million. As of July 31, 1996, TARC had drawn $2.5 million against the note. Also in July 1996, TransAmerican advanced $4.3 million to TARC. This advance has now been included as borrowings under the note. At August 31, 1996, TARC had $19.9 million outstanding under the note. The note bears interest at 15% per annum, with quarterly interest payments beginning in October 1996 and with the principal due in July 1998. These and additional borrowings will be utilized by TARC to fund the critical path items mentioned above, as well as working capital needs, pending additional financing from other sources. There can be no assurance that such borrowings will provide sufficient interim funds to keep the Capital Improvement Program on schedule even if additional financing is eventually obtained.

     TARC and the Port Commission have reached an agreement in principle which would allow for the issuance of approximately $75 million in Port Commission tax exempt bonds, the proceeds of which may be used to construct tank storage facilities, docks and air and waste water treatment facilities. A portion of these facilities was included in the

Capital Improvement Program at an estimated cost of $41 million. The issuance of the tax exempt bonds could provide an alternate source of financing for the construction of such facilities. The Port Commission would own the facilities built with the proceeds of the bonds, and TARC would operate the facilities pursuant to a long-term (30-year) lease. There can be no assurance that the issuance of the tax-exempt bonds, which may require the consent of the holders of the TARC Notes, will occur.

     In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." As of February 1, 1996, TARC adopted the requirements of SFAS No. 121. TARC currently believes, based on estimates of refining margins and current estimates for costs of the Capital Improvement Program, defined below, that future undiscounted cash flows will be sufficient to recover the cost of the refinery over its estimated useful life. Management believes there have been no events or changes in circumstances that would require the recognition of an impairment loss. However, due to the inherent uncertainties in constructing and operating a large scale refinery and the uncertainty regarding TARC's ability to complete the Capital Improvement Program (see Note 1), there can be no assurance that TARC will ultimately recover the cost of the refinery.

     TARC has incurred losses and negative cash flow from operations as a result of limited refining operations that did not cover the fixed costs of maintaining the refinery, increased working capital requirements and losses on refined product sales and processing agreements due to financing costs and low margins. Based on recent refining margins, recent projected levels of operations and debt service requirements, such negative cash flows are likely to continue unless TARC is successful in its pursuit of fixed fee crude processing transactions. In order to operate the refinery and service its debt, TARC must raise additional debt or equity capital in addition to the funds required to complete the Capital Improvement Program. TransAmerican, the Company or TARC may sell securities to raise funds for additional working capital. There is no assurance that necessary additional funding for the refinery expansion and working capital can be obtained or that profitable operations will be ultimately achieved. As a result, there is substantial doubt about TARC's ability to continue as a going concern. If TARC (i) does not complete the Capital Improvement Program timely,
(ii) incurs significant cost overruns, (iii) does not ultimately achieve profitable operations, or (iv) ceases to continue operations, TARC's investment in the refinery may not be recovered. The consolidated financial statements do not include any adjustments for such uncertainties.

      Additionally, the Company has pledged its entire ownership interest of the common stock of TransTexas as collateral for the TARC Notes. In the event TARC does not continue as a going concern, it is likely that the Company will lose its entire investment in TransTexas. Therefore, if the Company is unable to recover its investment in TARC and it loses its investment in TransTexas, there is substantial doubt in the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

     A change of control or other event that results in deconsolidation of TARC from TransAmerican's consolidated group for federal income tax purposes could result in the acceleration of payment of a substantial amount of federal income taxes by TransAmerican. Each member of a consolidated group filing a consolidated federal income tax return is severally liable for the consolidated federal income tax liability of the consolidated group. There can be no assurance that TransAmerican will have the ability to satisfy the above tax obligation at the time due and, therefore, TARC or other members may be required to pay the tax. A decision by the Company or TARC to sell TransTexas shares could result in deconsolidation of TransTexas for tax purposes. Such sales may be necessary to raise funds required to complete the Capital Improvement Program. TransAmerican's tax liability which could result from deconsolidation is estimated to be approximately $35 million at July 31, 1996. TARC as a member of the consolidated group is severally liable for this liability. To the extent TransAmerican is unable to fund the entire liability, TARC may be required to pay a portion of this tax. TARC is unable to determine its share, if any, of the liability which would result from deconsolidation because (i) it is uncertain whether deconsolidation will occur and (ii) if deconsolidation should occur, it is uncertain whether TARC would be required to fund any portion of the tax liability under the joint and several provisions.

     TARC enters into financing arrangements to maintain an available supply of feedstocks. Typically, TARC enters into an agreement with a third party to acquire a cargo of feedstock scheduled for delivery to TARC's refinery. TARC pays through the third party all transportation costs, related taxes and duties and letter of credit fees for the cargo, plus a negotiated commission. Prior to arrival at the refinery, another third party purchases the cargo, and TARC commits to purchase, at a later date, the cargo at an agreed price plus commission and costs. TARC also places margin deposits with the third party to permit the third party to hedge its price risk. TARC purchases these cargos in quantities sufficient to maintain expected operations and is obligated to purchase all of the cargos delivered pursuant to these arrangements. In the event the refinery is not operating, these cargos may be sold on the spot market. During the six months ended July 31, 1996, approximately 1.1 million barrels of feedstocks with a cost of $23 million were sold by a third party on the spot market prior to delivery to TARC without a material gain or loss to TARC.

     In March 1996, TARC entered into a processing agreement with a third party for the processing of various feedstocks at the refinery. Under the terms of the agreement, the processing fee earned by TARC is based on the margin earned by the third party, if any, after deducting all of its related costs such as feedstock acquisition, hedging, transportation, processing and inspections plus a commission for each barrel processed. This agreement provides for TARC to process a total of approximately 1.1 million barrels of feedstock. For the six months ended July 31, 1996, TARC incurred a loss of approximately $1.9 million related to this processing agreement primarily as a result of price management decisions.

     In April 1996, TARC entered into a similar processing agreement with another third party to process feedstocks. As of July 31, 1996, TARC had completed processing approximately 4.3 million barrels of feedstocks and is storing approximately 1.1 million barrels of intermediate and refined products under this agreement. Upon sale of these barrels, TARC and the third party will complete a settlement of the agreement. As of July 31, 1996, TARC recorded a loss of approximately $1.4 million related to this processing agreement primarily as a result of price management decisions.

     In July and September 1996, TARC entered into processing agreements with a third party to process approximately 0.5 million barrels of feedstocks for a fixed price per barrel. Under the terms of the agreement, TARC is responsible for only certain quantity and quality yields.

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

     On December 13, 1995, litigation with Frito-Lay, Inc. was settled. TARC intends to pay $2.5 million to Frito-Lay, Inc. during fiscal year 1997 in accordance with the Tax Allocation Agreement and other relevant documents. As of July 31, 1996, TARC has paid approximately $2.1 million of this obligation.

FORWARD-LOOKING STATEMENTS

     Forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, are included throughout this report. Words such as "anticipates," "expects," "believes" and "likely" indicate forward-looking statements. The Company's management believes that its current views and expectations are based on reasonable assumptions; however, there are significant risks and uncertainties that could significantly affect expected results. Factors that could cause actual results to differ materially from those in the forward-looking statements include TARC's success in raising additional capital to complete the Capital Improvement Program as scheduled, engineering problems, work stoppages, cost overruns, personnel shortages, fluctuations in the commodity prices for petroleum and refined products, casualty losses, conditions in the capital markets and competition. Additional factors affecting TransTexas include the commodity prices for natural gas, crude oil, condensate and natural gas liquids, the extent of TransTexas' success in discovering, developing and producing reserves and the ultimate resolution of litigation.

                          PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

       See Notes 2 and 8 to the condensed consolidated financial statements for a discussion of the Company's legal proceedings.


ITEM 5.   OTHER INFORMATION

CAPITAL IMPROVEMENT PROGRAM

     The Capital Improvement Program ("CIP") is designed to increase the capacity and complexity of the refinery. The most significant projects include:
(i) completion of a delayed coking unit to process vacuum tower bottoms into lighter petroleum products, (ii) reactivation and revamping of a fluid catalytic cracking unit to increase gasoline production capacity, (iii) upgrading and expanding existing hydrotreating and desulfurization units to increase sour crude processing capacity and (iv) reactivation of the MTBE unit. In addition, TARC plans to expand, modify, and add other processing units, tankage, and offsite facilities as part of the CIP. The CIP includes expenditures necessary to ensure that the refinery is in compliance with certain existing air and water discharge regulations. TARC has engaged a number of specialty consultants and engineering and construction firms to assist TARC in completing the individual projects that comprise the CIP. Each of these firms was selected because of its specialized expertise in a particular process or unit integral to the CIP.

     The following table sets forth, as of July 31, 1996, TARC's capital budget for, and expenditures on the Capital Improvement Program (in millions of dollars):

                                                                   CAPITAL
                                                                    BUDGET         EXPENDITURES
                                                                 ------------      ------------
              PHASE I:
                Delayed Coking Unit                              $    38           $      55
                Naphtha Pretreater                                     7                   4
                No. 2 Reformer                                         6                   1
                VGO HDS Unit                                          25                   5
                FCC Unit                                              75                  36
                FCC Upgrades                                          11                   7
                Alkylation Unit                                       20                   9
                MTBE Unit                                              2                  --
                Sulfur Recovery Units/Amine System                    26                  22
                Additional Tank Storage Capacity                      21                  10
                Offsite Facilities                                    22                  24
                Other                                                  8                   3
                Engineering and Administrative                         8                  14
                Contingencies                                         40*                  9
                                                                 -------           ---------
                   Total Phase I                                     309                 199
                                                                 -------           ---------


              PHASE II:
                Light Naphtha Isomerization Unit                       5                   3
                No 2 Fuel Oil HDS Unit                                31                   2
                Sulfur Recovery Units/Amine System                    17                  --
                Offsite Facilities                                    18                  --
                MTBE Unit Expansion                                   33**                --
                Other                                                  2                  --
                Engineering and Administrative                         3                  --
                Contingencies                                         16*                  1
                                                                 -------           ---------
                   Total Phase II                                    125                   6
                                                                 -------           ---------
                   Total Capital Improvement Program             $   434           $     205
                                                                 =======           =========

- ---------------------------------------
*To the extent that expenditures exceed the approved capital budget for a unit or units, the contingencies portion of the budget will be allocated to specific units. As of July 31, 1996, approximately $25 million of the contingencies have been allocated for expenditures on the Delayed Coking Unit, Engineering and Administrative and Offsite Facilities. The foregoing estimates, as well as other estimates and projections herein, are subject to substantial revision upon the occurrence of future events, such as unavailability of, or delays in financing, engineering problems, work stoppages, personnel shortages and cost overruns over which TARC may not have any control.

** TARC intends to reallocate these expenditures to other budgeted items in accordance with the Disbursement Agreement.

     TARC estimates that expenditures of between $146 million and $151 million in addition to the current budget of $434 million will be required to complete the Capital Improvement Program. As of July 31, 1996, expenditures on the Capital Improvement Program funded by or approved for reimbursement from the cash collateral account totaled approximately $205 million. Approximately $0.4 million remained in the cash collateral account as of July 31, 1996. Giving effect to current estimates, additional funding of $374 million to $379 million will be required to complete the Capital Improvement Program of which approximately $41 million is anticipated to be funded by the Port Commission tax exempt bonds. As of July 31, 1996, TARC had commitments for refinery construction and maintenance of approximately $56.2 million. Additional funds necessary to complete the Capital Improvement Program may be provided from (i) the sale of additional shares of TransTexas common stock held by TARC, (ii) the sale of common stock of TARC, (iii) equity investments in TARC (including the sale of preferred stock of TARC to the Company, funded by the sale of TransTexas common stock held by the Company), (iv) capital contributions or loans by TransAmerican, or (v) other sources of financing, the access to which could require the consent of the holders of the TARC Notes. TARC has entered into preliminary discussions with potential third party investors, including strategic equity investors, financial investors and foreign producers of crude oil. There is no assurance that sufficient funds will be available from these sources on a timely basis or upon terms acceptable to TARC or TransAmerican. If this financing is not available when needed or if significant engineering problems, work stoppages, personnel shortages or cost overruns occur, TARC likely will not be able to complete and test Phase I of the Capital Improvement Program by February 15, 1997. If required financing is obtained on a timely basis, completion by February 15, 1997 will still prove very difficult. TARC has identified and is considering certain steps to optimize construction completion, including the retention of field supervisors, direct hiring of field supervisors and field labor by TARC's major contractors, adding additional shifts, and modularization and outsourcing of certain construction items. Under the TARC Indenture, the failure of TARC to complete and test Phase I by February 15, 1997 would constitute an Event of Default at such date. Such date, however, may be extended, without an Event of Default to May 15, 1997 or further extended to August 15, 1997 if TARC's fixed charge coverage ratio is 1.25 to 1 for the three month periods ended December 31, 1996 and March 31, 1997, respectively. TARC is actively pursuing transactions that could allow it to meet the requisite ratio.

     As of July 1996, TARC had expended the $173 million placed in the collateral account from the issuance of the TARC Notes as well as the majority of the proceeds from the March 1996 sale of TransTexas common stock. In May 1996, in anticipation of the limited availability of collateral account funds, TARC began scaling back expenditures on the Capital Improvement Program so that remaining funds were expended only on those critical path items necessary to complete and test refinery units by the dates specified in the TARC Indenture. In July 1996, TARC executed a promissory note to TransAmerican for up to $25 million. As of July 31, 1996, TARC had drawn $2.5 million against the note. Also in July 1996, TransAmerican advanced $4.3 million to TARC. This advance has now been included as borrowings under the note. At August 31, 1996, TARC had $19.9 million outstanding under the note. The note bears interest at 15% per annum, with quarterly interest payments beginning in October 1996 and with the principal due in July 1998. These and additional borrowings will be utilized by TARC to fund the critical path items mentioned above, as well as working capital needs, pending additional financing from other sources. There can be no assurance that such borrowings will provide sufficient interim funds to keep the Capital Improvement Program on schedule even if additional financing is eventually obtained.

     TARC and the Port Commission have reached an agreement in principle which would allow for the issuance of approximately $75 million in Port Commission tax exempt bonds, the proceeds of which may be used to construct tank storage facilities, docks and air and waste water treatment facilities. A portion of these facilities was included in the Capital Improvement Program at an estimated cost of $41 million. The issuance of the tax exempt bonds could provide an alternate source of financing for the construction of such facilities. The Port Commission would own the facilities built with the proceeds of the bonds, and TARC would operate the facilities pursuant to a long-term (30-year) lease. There can be no assurance that the issuance of the tax-exempt bonds, which may require the consent of the holders of the TARC Notes, will occur.

     TARC plans to complete the CIP in two phases as described below:

PHASE I

Phase I will involve completion or reactivation of a delayed coking unit, a naphtha pretreater, a catalytic reformer, a vacuum gas oil hydrodesulfurization unit, a fluid catalytic cracking unit, an alkylation plant, an MTBE unit and sulfur recovery facilities. TARC estimates additional expenditures of between $270 million and $275 million will be required to complete Phase I. TARC anticipates that following completion of Phase I, it will be processing low-cost, sour crude oil in combination with sweet crude oil and atmospheric tower bottoms. Products from this phase are expected to include all the products produced prior to Phase I plus conventional gasoline and petroleum coke. TARC must raise additional capital to complete Phase I.

PHASE II

     In Phase II of the Capital Improvement Program, TARC will expand hydrodesulfurization capacity, add a naphtha isomerization unit and add sulfur recovery facilities. Current plans do not include expansion of the MTBE Unit. TARC anticipates that, following completion of Phase II, it will process 200,000 BPD of heavy, sour crude oil. TARC estimates that additional expenditures of $104 million will be required to complete Phase II.


ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)   EXHIBITS:

       27.1 - Financial Data Schedule

(b)   REPORTS ON FORM 8-K

            There were no reports on Form 8-K filed during the three months ended July 31, 1996.

                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                        TRANSAMERICAN ENERGY CORPORATION
                                                  (Registrant)




                                        By:         /S/ JOHN R. STANLEY
                                           ------------------------------------
                                           John R. Stanley, Chief Executive
                                           Officer





September 20, 1996                                  /S/ JEFFREY H. SIEGEL
                                           ------------------------------------
                                           Jeffrey H. Siegel,
                                           Chief Financial Officer
                                           (Principal Financial Officer and
                                           Accounting Officer)

                               INDEX TO EXHIBITS




EXHIBIT
NUMBER       EXHIBIT
- ------       -------

27.1         Financial Data Schedule