Form 10-Q
period 1996-10-31
TRANSAMERICAN ENERGY CORP
filed 1996-12-16
CIK 927763

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


                For the quarterly period ended October 31, 1996

                          Registration Number 33-85930


                         ---------------------------



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



                                 (281) 986-8822
              (Registrant's telephone number, including area code)



                         ---------------------------



         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes   X     No
                                                 ---      ---
         The number of shares of common stock of the registrant outstanding on December 16, 1996 was 9,000.



================================================================================

                        TRANSAMERICAN ENERGY CORPORATION

                               TABLE OF CONTENTS


                                                                                                            PAGE
                                   PART I.
                            FINANCIAL INFORMATION

Item 1.  Financial Statements
          Condensed Consolidated Balance Sheet as of October 31, 1996  and January 31, 1996 . . . . . . . .  2
          Condensed Consolidated Statement of Operations for the three and nine months ended
              October 31, 1996 and 1995 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  3
          Condensed Consolidated Statement of Cash Flows for the nine months ended
              October 31, 1996 and 1995 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  4
          Notes to Condensed Consolidated Financial Statements  . . . . . . . . . . . . . . . . . . . . . .  5
Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations  . . . . . . 25



                                   PART II.
                              OTHER INFORMATION

Item 1.  Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 38
Item 5.  Other Information  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 38
Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 40
Signatures  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 41

                         PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                        TRANSAMERICAN ENERGY CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEET
                (IN THOUSANDS OF DOLLARS, EXCEPT SHARE AMOUNTS)
                                  (UNAUDITED)

                                                                                    OCTOBER 31,   JANUARY 31,
                                                                                       1996          1996
                                                                                    ------------   ----------
                                                          ASSETS
Current assets:
  Cash and cash equivalents                                                           $   19,983   $   14,114
  Interest reserve account - TransTexas                                                   46,000       46,000
  Long-term debt proceeds held in collateral account - TARC                                    8       14,840
  Accounts receivable                                                                     46,048       36,372
  Receivable from affiliates                                                                 430        3,000
  Inventories                                                                             12,061       48,652
  Other current assets (Note 4)                                                           27,774       56,300
                                                                                      ----------   ----------
       Total current assets                                                              152,304      219,278
                                                                                      ----------   ----------

Property and equipment                                                                 2,686,845    2,438,926
Less accumulated depreciation, depletion and amortization                              1,406,676    1,302,972
                                                                                      ----------   ----------
       Net property and equipment -- based on the full cost method of  accounting for gas and oil properties of which $139,732 and $136,360 was excluded
         from amortization at October 31, 1996 and January 31, 1996, respectively      1,280,169    1,135,954
                                                                                      ----------   ----------

Long-term debt proceeds held in collateral account - TARC                                  --           9,565
Due from affiliates                                                                       23,947       26,846
Other assets, net                                                                         37,312       64,779
                                                                                      ----------   ----------
                                                                                      $1,493,732   $1,456,422
                                                                                      ==========   ==========

                                          LIABILITIES AND STOCKHOLDER'S DEFICIT
Current liabilities:
  Current maturities of long-term debt                                                $    4,775   $    1,335
  Accounts payable                                                                        43,280       63,302
  Payable to affiliate                                                                     1,757        2,260
  Product financing arrangements                                                           --          37,206
  Accrued liabilities                                                                     68,219       89,316
                                                                                      ----------   ----------
       Total current liabilities                                                         118,031      193,419
                                                                                      ----------   ----------

Due to affiliates                                                                         48,173       18,992
Long-term debt, less current maturities                                                1,159,568    1,119,079
Revolving credit agreement                                                                14,831       20,365
Production payments                                                                       15,355       31,036
Deferred revenue                                                                          64,401       32,850
Deferred income taxes                                                                     26,014       40,256
Other liabilities                                                                         77,930       36,358
Redeemable preferred stock $0.01 par value, 10,000 shares authorized;
 Series A - 1,000 shares issued and outstanding                                               96           96
Commitments and contingencies (Note 3)                                                     --           --
Stockholder's deficit:
  Common stock, $0.01 par value, 100,000 shares authorized;
    9,000 shares issued and outstanding                                                    --           --
  Additional paid-in capital                                                             138,962      175,019
  Accumulated deficit                                                                   (132,629)    (211,048)
                                                                                      ----------   ----------
                                                                                           6,333      (36,029)
  Less advances to affiliates                                                            (37,000)       --
                                                                                      ----------   ----------
       Total stockholder's deficit                                                       (30,667)     (36,029)
                                                                                      ----------   ----------
                                                                                      $1,493,732   $1,456,422
                                                                                      ==========   ==========

     See accompanying notes to condensed consolidated financial statements.

                        TRANSAMERICAN ENERGY CORPORATION
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                (IN THOUSANDS OF DOLLARS, EXCEPT SHARE AMOUNTS)
                                  (UNAUDITED)



                                                                THREE MONTHS ENDED             NINE MONTHS ENDED
                                                                     OCTOBER 31,                  OCTOBER 31,
                                                               -----------------------      -----------------------
                                                                1996           1995          1996            1995
                                                               --------       --------      --------      ---------
Revenues:
   Gas, condensate and natural gas liquids                     $ 70,287       $ 57,095      $226,532      $ 188,117
   Transportation                                                 8,928          8,151        25,798         25,777
   Product sales                                                  --            74,811        10,857        143,803
   Gain on asset sales                                               80          --            7,842          --
   Other                                                            103            161           460            395
                                                               --------       --------      --------      ---------
          Total revenues                                         79,398        140,218       271,489        358,092
                                                               --------       --------      --------      ---------

Costs and expenses:
   Operating                                                     33,334         99,316       106,724        218,479
   Depreciation, depletion and amortization                      32,502         27,558        97,667         90,326
   General and administrative                                    17,335         10,180        42,998         34,735
   Taxes other than income taxes                                  2,985          2,738        18,240         12,570
   Litigation settlement                                          --           (18,300)      (96,000)       (18,300)
                                                               --------       --------      --------      ---------
         Total costs and expenses                                86,156        121,492       169,629        337,810
                                                               --------       --------      --------      ---------
         Operating income (loss)                                 (6,758)        18,726       101,860         20,282
                                                               --------       --------      --------      ---------

Other income (expense):
   Interest income                                                1,025          3,272         3,146          9,154
   Interest expense, net                                        (22,328)       (25,935)      (76,449)       (76,945)
   Gain on sale of TransTexas stock                               --             --           56,162          --
   Other                                                             18            (65)          346          2,270
                                                               --------       --------      --------      ---------
         Total other income (expense)                           (21,285)       (22,728)      (16,795)       (65,521)
                                                               --------       --------      --------      ---------
         Income (loss) before income taxes                      (28,043)        (4,002)       85,065        (45,239)
Income tax expense (benefit)                                     (5,059)         --            2,729         (2,284)
                                                               --------       --------      --------      ---------
         Income (loss) before extraordinary item                (22,984)         (4,002)       82,336        (42,955)
Extraordinary item - loss on early extinguishment of debt -
   TransTexas, net of tax                                         --              --           --           (56,637)
                                                               --------       --------      --------      ---------
         Net income (loss)                                     $(22,984)      $ (4,002)     $ 82,336      $ (99,592)
                                                               ========       ========      ========      =========

Net income (loss) per common share:
   Income (loss) before extraordinary item                     $ (2,554)      $   (445)     $  9,148      $  (5,141)
   Extraordinary item                                             --             --            --            (6,779)
                                                               --------       --------      --------      ---------
                                                               $ (2,554)      $   (445)     $  9,148      $ (11,920)
                                                               ========       ========      ========      =========
Weighted average number of shares outstanding                     9,000          9,000         9,000          8,355
                                                               ========       ========      ========      =========




     See accompanying notes to condensed consolidated financial statements.

                        TRANSAMERICAN ENERGY CORPORATION
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                           (IN THOUSANDS OF DOLLARS)
                                  (UNAUDITED)

                                                                                   NINE MONTHS ENDED
                                                                                      OCTOBER 31
                                                                              -----------------------------
                                                                                1996                1995
                                                                              ---------         -----------
Operating activities:
   Net income (loss)                                                          $  82,336          $ (99,592)
   Adjustments to reconcile net income (loss) to net cash
      provided (used) by operating activities:
   Extraordinary item                                                              --               56,637
   Depreciation, depletion and amortization                                      97,667             91,011
   Amortization of discount on long-term debt                                        83             10,857
   Amortization of debt issue costs                                               7,660              3,680
   Gain on litigation settlement                                                    --             (18,300)
   Gain on sales of assets                                                       (7,842)              (424)
   Deferred income taxes                                                        (14,242)             6,679
   Gain on sale of TransTexas stock                                             (56,162)              --
   Inventory writedown                                                              --               1,265
   Proceeds from volumetric production payments                                  58,621               --
   Amortization of deferred revenue                                             (27,070)              --
   Changes in assets and liabilities:
      Accounts receivable                                                        (9,676)              (521)
      Receivables from affiliate                                                   (312)              --
      Inventories                                                                  (617)            (9,630)
      Other current assets                                                        2,837            (14,287)
      Accounts payable                                                            7,336            (18,029)
      Accrued liabilities                                                        23,885            (12,551)
      Payable to affiliates                                                     (21,652)           (15,484)
      Other assets                                                               (3,802)            (3,370)
      Other liabilities                                                          (9,464)             8,255
                                                                              ---------          ---------
          Net cash provided (used) by operating activities                      137,190            (13,804)
                                                                              ---------          ---------

Investing activities:
   Capital expenditures                                                        (278,579)          (336,896)
   Proceeds from sales of assets                                                 91,559              9,475
   Deposits to interest reserve account                                         (46,000)           (44,722)
   Withdrawals from interest reserve account                                     46,000              --
   Advances to TransAmerican from TransTexas                                    (24,750)             --
   Production payment from affiliate                                               --                3,547
                                                                              ---------          ---------
          Net cash used by investing activities                                (211,770)          (368,596)
                                                                              ---------          ---------

Financing activities:
   Issuance of long-term debt and warrants                                       25,480            310,750
   Principal payments on long-term debt                                         (17,827)           (20,036)
   Long-term debt proceeds held in collateral account                           (26,549)          (173,000)
   Withdrawals from collateral account                                           50,949             87,051
   Issuance of Senior Secured Notes                                                --              800,000
   Retirement of Senior Secured Notes                                              --             (542,500)
   Issuance of redeemable preferred stock                                          --                   96
   Issuance of dollar-denominated production payment                             16,903             49,500
   Repayments of production payment                                             (34,348)           (12,018)
   Net proceeds from sale of TransTexas stock                                    42,607               --
   Principal payments on capital lease obligations                                 (789)              --
   Revolving credit agreement, net                                               (5,534)            (8,701)
   Dividend payment on preferred stock                                              (19)              --
   Advances from TransAmerican and affiliates to TARC                            35,785              5,335
   Repayment of advances from TransAmerican to TARC                              (1,925)           (44,700)
   Debt issue costs                                                              (4,284)           (35,395)
                                                                              ---------          ---------
          Net cash provided by financing activities                              80,449            416,382
                                                                              ---------          ---------
          Increase in cash and cash equivalents                                   5,869             33,982
Beginning cash and cash equivalents                                              14,114                866
                                                                              ---------          ---------
Ending cash and cash equivalents                                              $  19,983          $  34,848
                                                                              =========          =========

     See accompanying notes to condensed consolidated financial statements.

                        TRANSAMERICAN ENERGY CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


1.  GENERAL

    ORGANIZATION

        TransAmerican Energy Corporation (the "Company") was formed on July 12, 1994 to hold 55 million shares of common stock (74.3% of outstanding shares) of TransTexas Gas Corporation ("TransTexas") and all of the outstanding capital stock of TransAmerican Refining Corporation ("TARC"). TransAmerican Natural Gas Corporation ("TransAmerican") contributed 55 million shares of TransTexas common stock and all of the capital stock of TARC to the Company in connection with the public offering of TARC's senior secured notes (the "TARC Notes"). The Company then contributed 15 million of these shares (20.3% of the total outstanding) of TransTexas common stock to TARC. In March 1996, TARC sold 4.55 million shares (6.2% of the total outstanding) of TransTexas common stock in public offerings. The condensed consolidated financial statements include the financial statements of TransTexas and TARC on a wholly-owned basis. Once TransTexas is in a positive equity position, 19.8% of the results of its operations will be allocated to nonaffiliates. Capitalized terms used herein are as defined in the respective Transition Reports on Form 10-K of TransTexas, TARC and the Company for the period ended January 31, 1996.

        The respective bond indenture agreements of TransTexas and TARC each contain substantial restrictions which essentially prevent the Company from using the assets of one entity to satisfy the liabilities of the other and substantially limit transactions between affiliates. Accordingly, the condensed consolidated financial statements should be read in conjunction with the separate condensed financial statements of TransTexas and TARC filed on their respective quarterly reports on Form 10-Q for the three months ended October 31, 1996.

        Below is selected financial information for each consolidated entity (in millions of dollars):

                                                                      October 31, 1996
                                             -------------------------------------------------------------
                                                                             Consolidation
       Balance Sheet Data                     TARC         TransTexas          Entries        Consolidated
       ------------------                     ----         ----------        -------------    ------------
        Working capital                       $  (37.4)     $   69.5         $   2.2          $     34.3
        Total assets                             552.3         943.6            (2.2)            1,493.7
        Long-term debt                           352.8         826.4              --             1,179.2
        Long-term payable to affiliates (1)       37.7          10.2             0.3                48.2
        Stockholder's equity (deficit) (2)        99.2        (152.7)           22.8               (30.7)


                                                   Nine Months Ended October 31, 1996
                                              ------------------------------------------------------------
                                                                           Consolidation
       Operations Data                        TARC         TransTexas          Entries        Consolidated
       ---------------                        ----         ----------       ------------      ------------
        Revenues                              $   10.9     $  262.8         $   (2.2)         $   271.5
        Operating income (loss)                  (36.2)       138.4             (0.3)             101.9
        Net income                                27.2         65.2            (10.1)              82.3

       Cash Flow Data
       --------------

        Operating activities                  $  (25.6)    $  162.8         $   --            $   137.2
        Investing activities                     (77.0)      (134.8)            --               (211.8)
        Financing activities                     100.0        (19.6)            --                 80.4

(1) Excludes deferred taxes of TransTexas for $26.0 million payable to TransAmerican.
(2) Includes $37.0 million of advances by TransTexas to affiliates classified as a component of equity.

                        TRANSAMERICAN ENERGY CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                                  (UNAUDITED)



    INTERIM FINANCIAL INFORMATION

        The condensed consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods. Interim results of operations are not necessarily indicative of the results that may be expected for the year ending January 31, 1997. The financial information presented herein should be read in conjunction with the financial statements and notes included in the Company's Transition Report on Form 10-K for the period ended January 31, 1996.

    LIQUIDITY

        A primary source of funds to meet TransTexas' debt service and capital requirements is net cash flow provided by operating activities, which is extremely sensitive to the prices TransTexas receives for its natural gas. TransTexas has entered into hedge agreements to reduce its exposure to price risk in the spot market for natural gas. However, a substantial portion of TransTexas' production will remain subject to such price risk. Additionally, significant capital expenditures are required for drilling and development, lease acquisitions, pipeline and other equipment additions. TransTexas has utilized asset sales and various financings, in addition to cash flow from operating activities, to meet its working capital requirements. TransTexas anticipates that it will utilize additional financing or sales of assets as allowed by the indenture (the "TransTexas Indenture") governing TransTexas'
11 1/2% Senior Secured Notes due 2002 (the "TransTexas Notes"), to fund planned levels of operations through January 1997. No assurance, however, can be given that TransTexas' cash flow from operating activities and other sources of cash will be sufficient to meet planned capital expenditures, contingent liabilities, and debt service in the future.

        On July 2, 1996, TransTexas consummated the sale, effective as of May 1, 1996, of producing properties in Zapata County, Texas for consideration of approximately $62 million. On June 17, and August 13, 1996, TransTexas consummated the sales, effective as of February 1, 1996, of certain other producing properties in Webb County, Texas for consideration of approximately $9.95 million and $21.5 million, respectively. The purchase price for each of the properties discussed above was subject to adjustment for gas sales between the effective date and the closing date. TransTexas retained the proceeds of all such gas sales.

        TransTexas has engaged investment banking firms to assist in the following potential transactions: (i) the sale or sale-leaseback of all or a portion of TransTexas' pipeline system; (ii) the sale of its interest in the Lodgepole prospect in North Dakota; and (iii) the sale of TransTexas' remaining Lobo Trend producing properties in Webb and Zapata Counties, Texas, and associated undeveloped acreage. If any such transactions are consummated, TransTexas intends to use the proceeds for general corporate purposes and a possible repurchase of the TransTexas Notes.

        On June 28, 1996, TransTexas consummated a settlement of litigation pursuant to which TransTexas and another plaintiff received approximately $125 million. TransTexas' share of the settlement proceeds was $96 million.

        In December 1996, TransTexas issued $189 million in face amount of 13 1/4% Series A Senior Subordinated Notes due 2003 ("Subordinated Notes") to unaffiliated third parties. The Subordinated Notes were sold with original issue discount at a price equal to 52.6166% of the principal amount shown on the face thereof, for gross proceeds of approximately $99.45 million. The Subordinated Notes accrete at a rate of 13 1/4% compounded semi-annually. At such time as the TransTexas Notes are rated "B1" or better by Moody's Investors Service, Inc. and "BB" or better by Standard & Poor's Corporation, Inc., or when the TransTexas Notes are paid in full , the Subordinated Notes will be exchanged for notes bearing interest at a rate of 13 1/4% per annum, payable semi-annually on December 31 and June 30. In addition, the holders of the Subordinated Notes will have the right to

                        TRANSAMERICAN ENERGY CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                                  (UNAUDITED)


exchange their notes for notes to be registered under the Securities Act of 1933, as amended. Proceeds from the issuance of the Subordinated Notes will be used for working capital and general corporate purposes.

        As more fully described in Note 3 under the caption "Potential Effects of a Change of Control," an event of default under the indenture covering the Notes TARC (the "TARC Indenture") could adversely affect TransTexas' liquidity.

        TARC is currently engaged in an expansion and modification of its refinery (the "Capital Improvement Program"). The current budget for the Capital Improvement Program calls for total expenditures of $434 million. TARC estimates that expenditures in addition to the current budget will be required to complete the Capital Improvement Program. A significant portion of the additional expenditures will relate to the Delayed Coking Unit, the fluid catalytic cracking unit ("FCC Unit") and the offsite facilities. In connection with the issuance of the TARC Notes in February 1995, $173 million of the proceeds thereof were deposited into a cash collateral account, designated for use in the Capital Improvement Program. In March 1996, TARC sold 4.55 million shares of TransTexas common stock and $26.6 million of the proceeds thereof were deposited in the cash collateral account.

        As of October 31, 1996, expenditures on the Capital Improvement Program funded by or approved for reimbursement from the cash collateral account totaled approximately $206 million. TARC will require substantial additional financing in excess of the current budget over the course of the remaining construction period to complete the Capital Improvement Program. Completion schedules and the amount of additional expenditures required will depend upon, among other factors, the structure and timing of additional financing. TARC is currently negotiating with potential third-party investors to provide for additional funding, including strategic equity investors, financial investors and foreign producers of crude oil.

        Primarily because additional funding was not available to TARC on a timely basis, TARC will not be able to complete Phase I of the Capital Improvement Program by February 15, 1997. Under the TARC Indenture, the failure of TARC to complete and test Phase I by February 15, 1997 would constitute an Event of Default at such date. If an Event of Default occurs and is continuing, either the Indenture Trustee or the Holders of 25% in aggregate principal amount of the TARC Notes then outstanding may declare all principal of the TARC Notes and accrued interest thereon to be due and payable immediately. Prior to the declaration of acceleration of the maturity of the TARC Notes, the Holders of a majority in aggregate principal amount of the TARC Notes at the time outstanding may waive on behalf of all the Holders any default, except a default in the payment of principal, of premium, if any, or interest on any TARC Note not yet cured, or a default with respect to any covenant or provision that cannot be modified or amended without the consent of the Holder of each outstanding TARC Note affected.

        TARC anticipates that, prior to February 15, 1997, it will solicit the Holders' approval with respect to any elements of a proposed financing that otherwise would be limited by the terms of the TARC Indenture, as well as to a revised budget and an extension of the required completion date for Phase I. There can be no assurance that current negotiations will result in additional financing for the Capital Improvement Program, that other financing will be available, or that the requisite approval of the Holders can be obtained.

        TARC has incurred losses and negative cash flows from operating activities as a result of limited refining operations that did not cover the fixed costs of maintaining the refinery, increased working capital requirements and losses on refined product sales and processing arrangements such losses are due to financing costs, low margins and price management activities. Based on recent refining margins, projected levels of operations and debt service requirements, such negative cash flows are likely to continue. Primarily as a result of these factors and accounts payable related to the Capital Improvement Program, TARC had negative working capital of $37.4 million at October 31, 1996. In order to operate the refinery and service its debt, TARC must raise debt or equity capital in addition to the funds required to complete the Capital Improvement Program. There is no assurance that additional financing for the Capital Improvement Program, additional working capital or any necessary approval from the holders will be obtained or that profitable operations will be ultimately achieved. As a result, there is substantial doubt about TARC's ability to continue as a going concern. If TARC (i) does not complete the Capital Improvement Program in a timely manner, (ii) incurs significant cost overruns, (iii) does not ultimately achieve profitable operations, or (iv) ceases to continue operations, TARC's investment in the refinery may not be recovered. The financial statements do not include any adjustments as a result of these uncertainties.

        2. Cash Collateral Account

        Pursuant to a cash collateral and disbursement agreement (the "Disbursement Agreement") among the Indenture Trustee, First Union National Bank, as disbursement agent (the "Disbursement Agent"), and Baker & O'Brien, Inc., as construction supervisor (the "Construction Supervisor"), $173 million of the net proceeds from the sale of the TARC Notes pursuant to the 1995 Offering was placed in an account (the "Collateral Account") to be held and invested by the Disbursement Agent until needed from time to time to fund the Capital Improvement Program. In addition, TARC is required to deposit the first $50 million of proceeds from a Revolving Credit Facility in the Collateral Account if TARC obtains such facility. The Disbursement Agent invests the assets of the Collateral

                        TRANSAMERICAN ENERGY CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                                  (UNAUDITED)


Account in Cash, Cash Equivalents and Marketable Securities. Interest income, if any, earned on the invested proceeds will be added to the balance of the Collateral Account. The Disbursement Agent disburses funds from the Collateral Account only upon satisfaction of the disbursement conditions set forth in the Disbursement Agreement. All funds in the Collateral Account are pledged as security for the repayment of the TARC Notes.

        The Disbursement Agent makes disbursements out of the Collateral Account in accordance with a budget prepared by TARC and approved by the Construction Supervisor. The budget consists of an itemized schedule setting forth on a line item basis the additional expenditures estimated to be incurred in connection with the Capital Improvement Program, the total cost of which may not exceed $434 million, subject to certain exceptions. TARC estimates that expenditures in addition to the current budget will be required to complete the Capital Improvement Program. See "Capital Improvement Program" under Item 5 of this report. TARC may amend the budget only with the approval of the Construction Supervisor. The Construction Supervisor will approve an amended budget if it satisfies all of the requirements of the original budget or certain other conditions are satisfied. If the Capital Improvement Program runs over budget, the Disbursement Agreement gives priority to expenditures for Phase I of the Capital Improvement Program.

        Under the Disbursement Agreement, the Construction Supervisor is responsible for review and approval of TARC's plans, specifications and budget for the Capital Improvement Program. The Construction Supervisor is required to perform weekly inspections of TARC's refinery and to advise the Disbursement Agent and the Indenture Trustee on the progress of the Capital Improvement Program. In addition, the Construction Supervisor is required to review each request by TARC for a disbursement from the Collateral Account to pay for the Capital Improvement Program. No disbursements may be made from the Collateral Account to fund the Capital Improvement Program unless the Construction Supervisor determines (i) that the disbursement has been requested to pay for expenses that are in accordance with the plans and specifications approved by the Construction Supervisor, (ii) that the expense for which a disbursement has been requested does not exceed the amount for such item as set forth in the budget approved by the Construction Supervisor, and (iii) that transactions for which a disbursement has been requested were made on an arm's length basis, as represented by TARC.

                        TRANSAMERICAN ENERGY CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                                  (UNAUDITED)


 3.  COMMITMENTS AND CONTINGENCIES

     LEGAL PROCEEDINGS

        As part of the transfer of the natural gas exploration, production and transmission businesses of TransAmerican to TransTexas (the "Transfer"), TransTexas has succeeded to the potential liability, if any, of TransAmerican and certain subsidiaries in connection with the lawsuits described below. TransTexas has assumed liability for litigation up to $15 million plus the difference, if any, between $10 million and the costs (if less than $10 million) incurred to resolve the disputed claims. Pursuant to an agreement among TransTexas, TransAmerican and certain of its subsidiaries, as amended (the "Transfer Agreement"), TransAmerican has agreed to indemnify TransTexas against all losses incurred by TransTexas in excess of $25 million in connection with (a) disputed claims in TransAmerican's bankruptcy and (b) other litigation assumed by TransTexas and other agreements related to TransAmerican's plan of reorganization (other than settlements and judgments paid from escrowed cash established in connection with TransAmerican's plan of reorganization). TransAmerican is required to indemnify TransTexas for all future losses incurred in connection with litigation or bankruptcy claims assumed in the Transfer. Any indemnification payments received from TransAmerican for which TransTexas is the primary obligor will be considered a contribution of capital. There can be no assurance that TransAmerican will have the financial ability to meet its indemnification obligations.

        Finkelstein. On April 15, 1990, H. S. Finkelstein filed suit against TransAmerican in the 49th Judicial District Court, Zapata County, Texas, alleging that TransAmerican failed to pay royalties and improperly marketed oil and gas produced from certain leases. On September 27, 1994, the plaintiff added TransTexas as an additional defendant. On January 6, 1995, a judgment against TransAmerican and TransTexas was entered for approximately $18 million in damages, interest and attorneys' fees. TransTexas and TransAmerican appealed the judgment to the Fourth Court of Appeals, San Antonio, Texas. The Fourth Court of Appeals affirmed the judgment on April 3, 1996. TransTexas and TransAmerican filed a motion for rehearing. On August 14, 1996, the Fourth Court of Appeals reversed the trial court judgment and rendered judgment in favor of TransAmerican and TransTexas. On August 29, 1996, the plaintiff filed a motion for stay and a motion for rehearing with the court. On October 9, 1996, the court denied Finkelstein's rehearing request and the case will now proceed to the Supreme Court of Texas.

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

        Coastal. On October 28, 1991, The Coastal Corporation ("Coastal") filed an action against TransAmerican that was consolidated in the 49th Judicial District Court, Webb County, Texas, alleging breach of contract and tortious interference related to two gas sales contracts and a transportation agreement, seeking unspecified actual and punitive damages and injunctive relief. On April 22, 1994, the court entered a judgment adverse to TransAmerican and TransTexas requiring them to pay $1.3 million plus $0.7 million in attorneys' fees to Coastal. On May 29, 1996, the Court of Appeals affirmed the judgment. TransAmerican and TransTexas have appealed to the Supreme Court of Texas. Coastal has abstracted the judgment in Webb and Zapata Counties. While this matter is being judicially resolved, TransTexas is continuing to furnish gas to Coastal.

        Alameda. On May 22, 1993, Alameda Corporation ("Alameda") sued TransAmerican and John R. Stanley in the 234th Judicial District Court, Harris County, Texas, claiming that TransAmerican failed to account to Alameda for a share of the proceeds TransAmerican received in a 1990 settlement of litigation with El Paso Natural Gas Company

                        TRANSAMERICAN ENERGY CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                                  (UNAUDITED)


("El Paso"), and that TransAmerican has been unjustly enriched by its failure to share such proceeds with Alameda. The court granted Mr. Stanley's motion for summary judgment. On September 20, 1995, the jury rendered a verdict in favor of TransAmerican. Alameda appealed to the Fourteenth Court of Appeals, which has set the appeal for oral argument on December 18, 1996.

        Aspen. TransAmerican brought suit on September 29,1993, against Aspen Services, Inc. ("Aspen"), seeking an audit and accounting of drilling costs that Aspen had charged while providing drilling services to TransAmerican. The suit is pending in the 215th Judicial District Court, Harris County, Texas.
The parties' drilling agreement provided, among other things, that Aspen would receive payment for its drilling-related costs from the production and sale of gas from the wells that were drilled, and that the revenues that TransAmerican would otherwise receive from the wells would be reduced by the amounts received by Aspen. On July 19, 1995, Aspen filed a counterclaim and third party claim against TransAmerican, TransTexas, and affiliated entities, asserting, among other things, that these entities failed to make certain payments and properly market the gas from these wells. Aspen is seeking damages in an unspecified amount, as well as certain equitable claims. TransTexas and its affiliates are vigorously contesting this claim.

        McNamara. On June 28, 1996, TransTexas consummated a settlement of litigation with Tennessee Gas Pipeline Company ("Tennessee") that was filed on October 14, 1993, in the 244th Judicial Court, Ector County, Texas ("Tennessee lawsuit") pursuant to which TransTexas and another plaintiff received approximately $125 million from Tennessee. TransTexas' share of the settlement proceeds was $96 million. On July 2, 1996, John McNamara, Jr. et al. ("The Hubberd Trusts") filed a new suit against TransTexas in the 241st District Court, Webb County, Texas asserting that TransTexas had breached its duties to The Hubberd Trusts under certain oil and gas leases and that TransTexas owed the Hubberd Trusts 25% of the gross settlement proceeds, or approximately $31.25 million. Trial began in Ector County, Texas on December 3, 1996 and is currently underway.

        Briones. In an arbitration proceeding, Jesus Briones, a lessor, claimed that a TransTexas well on adjacent lands had been draining natural gas from a portion of his acreage leased to TransTexas on which no well had been drilled. On October 31, 1995, the Arbitrator decided that drainage had occurred. On June 3, 1996, the Arbitrator issued a letter indicating that drainage damages would be awarded to Briones in the amount of approximately $1.4 million. The Arbitrator entered his award of damages on June 27, 1996. On July 3, 1996, TransTexas filed a petition in the 49th Judicial District Court, Zapata County, Texas to vacate the Arbitrator's award. Briones also filed its petition to confirm the Arbitrator's award. On September 30, 1996, the court consolidated the petitions into one suit. Discovery is proceeding and a hearing will be held on January 17, 1997 regarding any pending motions for summary judgment filed by the parties.

        Frost. On November 10, 1994, Frost National Bank filed suit against TransTexas in the 111th Judicial District Court, Webb County, Texas seeking a declaratory judgment determination that TransTexas failed to properly and accurately calculate royalties under a lease. The plaintiff has demanded $10 million plus interest. This litigation is in the discovery stage and trial is set for May 19, 1997.

        Bentsen. On August 13, 1990, Calvin R. Bentsen, et al. filed suit against TransAmerican and Mr. Stanley in the 139th Judicial District Court, Hidalgo County, Texas, seeking a portion of the El Paso settlement proceeds, and an accounting of monies allegedly owed to them, claiming that TransAmerican produced gas that belonged to them without their knowledge and that TransAmerican entered into an oral agreement with them which entitled them to receive a portion of the El Paso settlement proceeds. TransAmerican intends to vigorously defend this claim. This case has been reset for trial to begin on January 27, 1997.

                        TRANSAMERICAN ENERGY CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                                  (UNAUDITED)


        Farias. On February 15, 1996, Celita Suzana Farias filed a wrongful death action in the 93rd District Court of Hidalgo County, Texas, against TransTexas and one of its contractors for fatal injuries suffered by the plaintiff's husband at the Yzaguirre Heirs #3 Well on February 13, 1996. The plaintiff alleges the defendants operated a crane in such a manner that they were negligent and grossly negligent. The plaintiff seeks unspecified damages. On March 7, 1996, the mother of the deceased TransTexas employee filed a petition in intervention also alleging negligence, gross negligence and malice and seeking unspecified damages. This litigation is in the discovery stage.

        Kathryn M. On June 8, 1995, Kathryn M., Inc., et al., filed suit against TransAmerican in the 333rd Judicial District Court (subsequently transferred to the 334th Judicial District Court), Harris County, Texas, alleging that the plaintiffs, as nonparticipating royalty interest owners in certain leases, are entitled to receive a portion of the settlement proceeds received by TransAmerican from El Paso. On April 16, 1996, additional nonparticipating royalty interest owners intervened, making the same claims as the plaintiffs. In June 1996, TransAmerican filed its motion for summary judgment. Plaintiffs also filed a motion for partial summary judgment. On August 2, 1996, the court denied TransAmerican's motion and plaintiffs' motion. The plaintiffs and intervenors agreed on November 15, 1996 to dismiss their claims without prejudice.

        EEOC. On August 31, 1995, the Equal Employment Opportunity Commission ("EEOC") filed a Commissioner's charge alleging that TARC and Southeast Louisiana Contractors of Norco, Inc. ("Southeast Contractors") discriminated on the basis of sex and race in their hiring and promotion decisions. The EEOC is conducting an investigation of this matter. TARC intends to vigorously defend this charge.

        NLRB Proceeding. On July 13, 1994, the Oil, Chemical and Atomic Workers International Union ("OCAW") filed unfair labor practices charges against TARC with the New Orleans Regional Office of the National Labor Relations Board ("NLRB"). These charges allege that TARC refused to reinstate 22 former employees because of their union membership. The NLRB refused to issue a complaint and the OCAW appealed the decision to the NLRB General Counsel. The decision of the NLRB was upheld in November 1996.

        Shell Oil. On September 27, 1996, Shell Oil Company filed a third party suit against TARC in the U.S. District Court, Eastern District of Louisiana for contribution and/or indemnity relating to alleged contamination of the waters and waterbottoms of Bayou Trepagnier. TARC intends to vigorously defend this claim.

        Rineheart. On October 8, 1996, Carlton Gene Rineheart, et al., and as representative of a class of persons similarly situated, filed suit against eighty-four individuals and corporations, including TARC, in the U.S. District Court, Middle District of Louisiana alleging negligent and improper storage, handling, treatment, and disposal of hazardous materials from 1976 to the present at two sites in Iberville Parish, Louisiana. The suit claims damages for physical, mental, and property damage in the communities of Bayou Sorrel, Bayou Pigeon and Indian Village. TARC intends to vigorously defend this claim.

        General. TransTexas and TARC are also named defendants in other ordinary course, routine litigation incidental to their businesses. While the outcome of these other lawsuits cannot be predicted with certainty, the Company does not expect these matters to have a material adverse effect on its financial position. At October 31, 1996, the possible range of estimated losses related to all of the aforementioned claims in addition to the estimates accrued by TransTexas and TARC is $0 to $59 million. The resolution in any reporting period of one or more of these matters in a manner adverse to TARC or TransTexas could have a material adverse impact on the Company's results of operations or cash flows for that period.

                        TRANSAMERICAN ENERGY CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                                  (UNAUDITED)


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

        TARC uses (and in the past has used) certain materials, and generates (and in the past has generated) certain substances or wastes that are or may be deemed hazardous substances or wastes. In the past, the refinery has been the subject of certain environmental enforcement actions, and has incurred certain fines, as a result of certain of TARC's operations. TARC also was previously subject to enforcement proceedings relating to its prior production of leaded gasoline and air emissions. TARC believes that, with minor exception, all of these past matters were resolved prior to or in connection with the resolution of the bankruptcy proceedings of its predecessor in interest, TransAmerican, or are no longer applicable to TARC's operations. As a result, TARC believes that such matters will not have a material adverse effect on TARC's future results of operations, cash flow or financial position.

        Pending Requirements Under the Federal Clean Air Act. The National Emission Standards for Hazardous Air Pollutants for Benzene Waste Operations (the "Benzene Waste NESHAPS"), promulgated in January 1993 pursuant to the Clean Air Act, regulate benzene emissions from numerous industries, including petroleum refineries. The Benzene Waste NESHAPS require all existing, new, modified, or reconstructed sources to reduce benzene emissions to a level that will provide an ample margin of safety to protect public health. TARC will be required to comply with the Benzene Waste NESHAPS as its refinery operations start up. At this time, TARC cannot estimate the costs of such compliance. Although TARC does not believe that such costs will be material, there can be no assurance that such costs will not have a material adverse effect on its financial position, results of operations or cash flow.

        In addition, the anticipated promulgation of Hazardous Organic NESHAPS regulations for refineries under the Clean Air Act could have a material adverse effect on TARC. The Clean Air Act requires the EPA to set "Maximum Achievable Control Technology" ("MACT") standards for all categories of major sources of hazardous air pollutants by November 15, 2000. The EPA promulgated its "Final Rule for National Emission Standards for Hazardous Air Pollutants; Petroleum Refineries" on August 18, 1995. This rule sets MACT standards for the petroleum refining industry. TARC cannot estimate at this time what the effect may be of the EPA regulations on the refinery. The

                        TRANSAMERICAN ENERGY CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                                  (UNAUDITED)


Louisiana Department of Environmental Quality ("LDEQ") has set applicable MACT standards. TARC believes that it is in compliance with the Louisiana MACT standards and has incorporated the standards into its Prevention of Significant Deterioration permit.

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

        Cleanup Matters. TARC also is subject to federal, state, and local laws, regulations, and ordinances that impose liability for the costs of cleaning up, and certain damages resulting from, past spills, disposals, or other releases of hazardous substances ("Hazardous Substance Cleanup Laws"). Over the past several years, TARC has been, and to a limited extent continues to be, engaged in environmental cleanup or remedial work relating to or arising out of operations or activities at the refinery. In addition, TARC has been engaged in upgrading its solid waste facilities, including the closure of several waste management units. Similar to numerous other industrial sites in the state, the refinery has been listed by the LDEQ on the Federal Comprehensive Environmental Response, Compensation and Liability Information System, as a result of TARC's prior waste management activities (as discussed below).

        In 1991, the EPA performed a refinery facility assessment at TARC's refinery pursuant to the Federal Resource Conservation and Recovery Act ("RCRA"). The EPA performed a follow up assessment in March 1996, but has not yet issued a report of its investigations. In July 1996, the EPA and the LDEQ agreed that the LDEQ would serve as the lead agency. TARC, under a voluntary initiative approved by the LDEQ, is completing closure of three areas identified in the EPA's assessment. TARC is unable to predict what the results of the LDEQ investigations will be, or the effect that any further investigation or remediation that would be required by the LDEQ will have on TARC's financial

                        TRANSAMERICAN ENERGY CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                                  (UNAUDITED)


position, results of operations or cash flow.   As part of the facility
assessment, in March 1993 TARC submitted a "Closure Equivalency Demonstration" for the former sludge drying beds at the refinery. The LDEQ has not yet made a determination regarding TARC's submission or issued any further requests relating to this matter. TARC believes that the sludge drying beds were properly closed in 1985 in accordance with applicable law and should not require further remediation as a result of the LDEQ's pending review. However, there can be no assurance that the LDEQ will not require further work in this regard. TARC is unable to estimate what the costs, if any, will be if the LDEQ does require further remediation or closure activities.

        Certain former employees have alleged that TARC's predecessor improperly disposed of catalyst containing hazardous substances at the site of TARC's visbreaker. These former employees have further alleged that certain permits for the refinery were obtained as a result of political contributions made by TARC. As a result of these allegations, the EPA and the LDEQ commenced an investigation of the refinery. TARC has denied each of these allegations and believes that they are wholly without merit. In the early 1980s, TARC's predecessor disposed of catalyst with the approval of the applicable Louisiana authorities at off-site and on-site locations; however, no catalyst was disposed of in the vicinity of the visbreaker. TARC's records confirm that the State of Louisiana was aware of and approved TARC's disposal of catalyst, and that the catalyst was not hazardous under any applicable legal standards. The LDEQ has concluded its investigation without citing any violations by TARC. TARC also has independently investigated the allegations. Analysis of soil borings taken from the site of the visbreaker by three independent laboratories found no evidence of catalyst or other alleged toxic substances in the samples taken. All permits that have been applied for and obtained by TARC for its operations have been in accordance with all applicable laws and regulations. TARC does not expect to incur any liability in connection with these allegations.

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

                        TRANSAMERICAN ENERGY CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                                  (UNAUDITED)


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

    PURCHASE COMMITMENTS

        TARC has various purchase commitments for materials, supplies and services incidental to the ordinary course of business and for the Capital Improvement Program. As of October 31, 1996, TARC had commitments for refinery construction and maintenance of approximately $52.4 million. TARC acts as general contractor and can generally cancel or postpone capital projects.

    PRICE MANAGEMENT ACTIVITIES

        TARC enters into futures contracts, options on futures, swap agreements and forward sales agreements with the intent to protect against a portion of the price risk associated with price declines from holding inventory of feedstocks and refined products or fixed price purchase
commitments.     For the nine months ended October 31, 1996, TARC indirectly entered into price management activities through the third party processing agreement discussed below.

    FINANCING ARRANGEMENTS AND PROCESSING AGREEMENTS

        TARC enters into financing arrangements to maintain an available
supply of feedstocks.   Typically, TARC enters into an agreement with a third
party to acquire a cargo of feedstock that is scheduled for delivery to TARC's refinery. TARC pays through the third party all transportation costs, related taxes and duties and letter of credit fees for the cargo, plus a negotiated commission. Prior to arrival at the refinery, another third party purchases the cargo, and TARC commits to purchase, at a later date, the cargo at an agreed price plus commission and costs. TARC also places margin deposits with the third party to permit the third party to hedge its price risk. TARC purchases these cargos in quantities sufficient to maintain expected operations and is obligated to purchase all of the cargos delivered pursuant to these arrangements. These arrangements are accounted for as product financing arrangements and accordingly the inventory and related obligations are recognized on TARC's balance sheet. In the event the refinery is not operating, these cargos may be sold on the spot market. During the nine months ended October 31, 1996, approximately 1.1 million barrels of feedstocks with a cost of $23 million were sold by a third party on the spot market prior to delivery to TARC without a material gain or loss to TARC.

        In March 1996, TARC entered into a processing agreement with a third
party for the processing of various feedstocks at the refinery.   Under the
terms of the agreement, the processing fee earned by TARC is based on the margin earned by the third party, if any, after deducting all of its related costs such as feedstock acquisition, hedging, transportation, processing and inspections plus a commission for each barrel processed. This agreement provided for TARC to process approximately 1.1 million barrels of the third party's feedstock. For the nine months ended October 31, 1996, TARC incurred a loss of approximately $2.6 million related to this processing agreement primarily as a result of low margins and price management activities.

                      TRANSAMERICAN ENERGY CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                                  (UNAUDITED)


         In April 1996, TARC entered into a similar processing agreement with another third party to process feedstocks. As of October 31, 1996, TARC had completed processing approximately 5.1 million barrels of the feedstocks and is storing approximately 0.3 million barrels of intermediate and refined products under this agreement. Also, during the quarter ended October 31, 1996, TARC entered into processing an agreement with this third party to process approximately 0.6 million barrels of the third party's feedstocks for a fixed price per barrel. Under the terms of these agreements, TARC met all quantity and quality yields earning the full price per barrel. As of October 31, 1996, TARC recorded a net loss of approximately $5.9 million related to these processing arrangements primarily as a result of low margins and price management activities.

    GAS SALES COMMITMENTS

         TransTexas and MidCon Texas Pipeline Corp. entered into a long-term gas purchase contract on January 10, 1996, under which TransTexas is required to deliver a total of 100,000 MMBtu per day to four specified delivery points for a period of five years. The purchase price is determined by an industry index less $0.09 per MMBtu. Deliveries commenced September 1, 1996.

    PRODUCTION PAYMENTS

         In February 1995, TransTexas sold to an unaffiliated third party a term royalty in the form of a dollar-denominated production payment in certain of TransTexas' properties for proceeds of $49.5 million, less closing costs of approximately $2 million. This production payment was paid in full in May 1996 with a portion of the proceeds of the volumetric production payment described below.

         In January 1996, TransTexas sold to an unaffiliated third party a term overriding royalty interest in the form of a volumetric production payment on certain of its producing properties. For net proceeds of approximately $33 million, TransTexas conveyed to the third party a royalty on approximately 29 Bcf of natural gas, which amount can increase if certain minimum monthly volumes are not delivered to the production payment interest. In February 1996, TransTexas and the third party amended this purchase agreement to include an additional 14 Bcf which were sold to the third party for a purchase price of approximately $16 million. At October 31, 1996, approximately 28 Bcf of natural gas remained subject to this production payment.

         In May 1996, TransTexas sold to an unaffiliated third party an additional term overriding royalty interest in the form of a volumetric production payment on certain of TransTexas' producing properties. For net proceeds of approximately $43 million, TransTexas conveyed to the third party a royalty on approximately 37 Bcf of natural gas, which amount can increase if certain minimum monthly volumes are not delivered to the production payment interest. TransTexas used approximately $25 million of these net proceeds to terminate the dollar-denominated production payment described above. At October 31, 1996, approximately 29 Bcf of natural gas remained subject to this production payment.

         In September 1996, TransTexas sold to an unaffiliated third party a term royalty in the form of a dollar-denominated production payment in certain of TransTexas' properties for proceeds of $13.5 million. The production payment calls for the repayment of the primary sum plus an amount equivalent to a 16.0% annual interest rate on the unpaid portion of such primary sum.

         In September 1996, TransTexas entered into a drilling program agreement with an unaffiliated third party for the reimbursement of certain drilling costs with respect to wells drilled by TransTexas. Pursuant to the agreement, upon the approval of the third party of a recently drilled or currently drilling well for inclusion in the program, the third party

                        TRANSAMERICAN ENERGY CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                                  (UNAUDITED)


will commit to the reimbursement of all or a portion of the cost of such well, up to an aggregate maximum for all such wells of $16.5 million. The program wells are subject to a dollar-denominated production payment equal to the principal amount of such reimbursed costs, plus an amount equivalent to a 17.5% annual interest rate on the unpaid portion of such principal amount.

    HEDGING AGREEMENTS

         Beginning in April 1995, TransTexas entered into commodity price swap agreements (the "Hedge Agreements") to reduce its exposure to price risk in the spot market for natural gas. Pursuant to the Hedge Agreements, either TransTexas or the counterparty thereto is required to make a payment to the other at the end of each month (the "Settlement Date"). The payments will equal the product of a notional quantity ("Base Quantity") of natural gas and the difference between a specified fixed price ("Fixed Price") and a market price ("Floating Price") for natural gas. The Floating Price is determined by reference to natural gas futures contracts traded on the New York Mercantile Exchange ("NYMEX"). The Hedge Agreements provide for TransTexas to make payments to the counterparty to the extent that the Floating Price exceeds the Fixed Price, and for the counterparty to make payments to TransTexas to the extent that the Floating Price is less than the Fixed Price. For the three and nine months ended October 31, 1996, TransTexas incurred net settlement losses pursuant to the Hedge Agreements totaling approximately $5.4 million and $23.9
million, respectively.   As of October 31, 1996, TransTexas has Hedge
Agreements with Settlement Dates ranging from November 1996 through April 1997 involving total Base Quantities aggregating approximately 36.4 TBtu of natural gas. Fixed Prices for these agreements range from $1.70 to $1.72 per MMBtu ($1.76 to $1.78 per Mcf). Floating Prices may not exceed a maximum ("Maximum
Floating Price") of $2.20 per MMBtu ($2.28 per Mcf).   At October 31, 1996, the
estimated cost to settle these Hedge Agreements would have been approximately $15.4 million. These agreements are accounted for as hedges and accordingly, any gains or losses are deferred and recognized in the month the physical volumes are delivered. At October 31, 1996, TransTexas maintained $7.2 million in margin accounts related to the Hedge Agreements. TransTexas may be required to post additional cash margin whenever the daily natural gas futures prices as reported on the NYMEX, for each of the months in which the swap agreements are in place, exceed the Fixed Price. The maximum margin call under each Hedge Agreement will never exceed the product of the Base Quantity for the remaining months under such Hedge Agreement multiplied by the difference between the Maximum Floating Price and the Fixed Price.

         In June 1996, TransTexas entered into a Master Swap Agreement (the "Master Swap Agreement") with one of its swap counterparties, which replaced a previously existing master agreement governing the swaps between the two parties. TransTexas' obligations under the Master Swap Agreement are collateralized by a mortgage on a substantial portion of TransTexas' producing properties. In accordance with the TransTexas Indenture, the lien created by the mortgage collateralizes obligations up to a maximum of $80.8 million (10% of the SEC PV10 of TransTexas' most recent reserve report as of the creation of the mortgage). As contemplated by the TransTexas Indenture, the Trustee under the TransTexas Indenture has subordinated the lien collateralizing the TransTexas Notes outstanding thereunder to the lien collateralizing TransTexas' obligations under the Master Swap Agreement. The maximum amount of obligations of TransTexas that could be collateralized by the mortgage, based on the swaps in place under the Master Swap Agreement as of December 9, 1996, is approximately $9.1 million. Subject to compliance with certain collateral coverage tests, TransTexas is not subject to provide additional cash margin for any swaps now or hereafter subject to the Master Swap Agreement.

    LETTER OF CREDIT

         In January 1996, TransTexas entered into a reimbursement agreement with an unaffiliated third party pursuant to which the third party caused a $20 million letter of credit to be issued to collateralize a supersedeas bond on behalf

                        TRANSAMERICAN ENERGY CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                                  (UNAUDITED)


of TransTexas in a legal proceeding. If there is a draw under the letter of credit, TransTexas is required to reimburse the third party within 60 days. TransTexas has agreed to issue up to 8.6 million shares of common stock of TransTexas to the third party if this contingent obligation to such third party becomes fixed and remains unpaid for 60 days. TransTexas does not believe that this contingency will occur. If the obligation becomes fixed, and alternative sources of capital are not available, TransTexas could elect to sell shares of TransTexas' common stock prior to the maturity of the obligation and use the proceeds of such sale to repay the third party.

    POSSIBLE FEDERAL TAX LIABILITY

         Part of the refinancing of TransAmerican's debt in 1993 involved the cancellation of approximately $65.9 million of accrued interest and of a contingent liability for interest of $102 million owed by TransAmerican. TransAmerican has taken the federal tax position that the entire amount of this debt cancellation is excluded from its income under the cancellation of indebtedness provisions of the Internal Revenue Code of 1986, as amended ("COD Exclusion"). Although TransTexas believes that there is substantial legal authority to support the position that the COD Exclusion applies to the cancellation of TransAmerican's indebtedness, due to factual and legal uncertainties there can be no assurance that the Internal Revenue Service (the "IRS") will not challenge this position, or that TransTexas' position would be upheld. Under an agreement between TransTexas, TARC, TransAmerican and certain of TransAmerican's subsidiaries (the "Tax Allocation Agreement"), TransTexas has agreed to pay an amount equal to any federal tax liability (which would be approximately $25.4 million) attributable to the inapplicability of the COD Exclusion. Pursuant to the Tax Allocation Agreement, any such tax would be offset in future years by alternative minimum tax credits and investment tax credit carryforwards to the extent recoverable from TransAmerican.

    POTENTIAL EFFECTS OF A CHANGE OF CONTROL

         The TransTexas Indenture provides that, upon the occurrence of a Change of Control (as such term is defined in the TransTexas Indenture), each holder of the TransTexas Notes will have the right to require TransTexas to repurchase such holder's TransTexas Notes at 101% of the principal amount thereof plus accrued and unpaid interest. A Change of Control would be deemed to occur under the TransTexas Indenture in the case of certain changes or other events in respect of the ownership or control of TransTexas, including any circumstance pursuant to which any person or group, other than John R. Stanley and his wholly-owned subsidiaries or the trustee under the TARC Indenture is or becomes the beneficial owner of more than 50% of the total voting power of TransTexas' then outstanding voting stock, unless the TransTexas Notes have an investment grade rating for the period of 120 days thereafter. The term "person," as used in the definition of Change of Control, means a natural person, company, government or political subdivision, agency or instrumentality of a government and also includes a "group," which is defined as two or more persons acting as a partnership, limited partnership or other group. In addition, certain changes or other events in respect of the ownership or control of TransTexas that do not constitute a Change of Control under the TransTexas Indenture may result in a "change of control" of TransTexas under the terms of TransTexas' credit facility (the "BNY Facility") and certain equipment financing. Such an occurrence could create an obligation for TransTexas to repay such other indebtedness. At October 31, 1996, TransTexas had approximately $22.9 million of indebtedness (excluding the TransTexas Notes) subject to such right of repayment or repurchase. In the event of a Change of Control under the TransTexas Indenture or a "change of control" under the terms of other outstanding indebtedness, there can be no assurance that TransTexas will have sufficient funds to satisfy any such payment obligations.

         In February 1995, TARC issued the TARC Notes that were initially collateralized by, among other things, 55 million shares of TransTexas' common
stock.   In March 1996, TARC sold 4.55 million shares of TransTexas common stock to provide additional financing for the Capital Improvement Program. TARC will require substantial additional financing over the course of the remaining construction period to complete the Capital Improvement Program.

                        TRANSAMERICAN ENERGY CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                                  (UNAUDITED)


Completion schedules and the amount of additional expenditures required will depend upon, among other factors, the structure and timing of additional financing. TARC is currently negotiating with potential third-party investors to provide for additional funding, including strategic equity investors, financial investors and foreign producers of crude oil.

         Primarily because additional financing was not available on a timely basis, TARC management believes that TARC will not be able to complete Phase I of the Capital Improvement Program by February 15, 1997. Under the TARC Indenture, the failure of TARC to complete and test Phase I by February 15, 1997 would constitute an event of default at such date. Any such event of default could result in the sale, following the occurrence of such event of default, of some or all of the remaining 50.45 million shares of TransTexas common stock pledged to collateralize the TARC Notes. A foreclosure on such shares would constitute a "change of control" of TransTexas under the BNY Facility and certain equipment financing, which may create an obligation for TransTexas to repay amounts outstanding thereunder, but would not constitute a Change of Control under the TransTexas Indenture. A sale of such shares following a foreclosure could result in a Change of Control under the
TransTexas Indenture.   TARC anticipates that, prior to February 15, 1997, it
will solicit the approval of the holders of the TARC Notes with respect to any elements of a proposed financing that otherwise would be limited by the terms of the TARC Indenture, as well as to a revised budget and an extension of the required completion date for Phase I. There can be no assurance that current negotiations will result in additional financing for the Capital Improvement Program, that other financing will be available, or that the requisite approval of the TARC noteholders can be obtained.

4.  INVENTORIES AND OTHER CURRENT ASSETS

   The major components of inventories are as follows (in thousands of dollars):

                                                                                         October 31,     January 31,
                                                                                            1996              1996
                                                                                        ------------     -----------
      Refinery feedstocks and blendstocks                                               $         7      $       628
      Intermediate and refined products                                                          16            1,294
      Purchase commitments - refinery feedstocks and blendstocks                             --                3,767
      Purchase commitments - intermediate and refined products                               --               31,542
      Tubular goods and other                                                                12,038           11,421
                                                                                        -----------      -----------
                                                                                        $    12,061      $    48,652
                                                                                        ===========      ===========

                        TRANSAMERICAN ENERGY CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                                  (UNAUDITED)



 The major components of other current assets are as follows (in thousands of dollars):

                                                                              October 31,     January 31,
                                                                                 1996            1996
                                                                             ------------     -----------
      Prepayments:
         Trade                                                               $     5,125         $  2,394
         Drilling                                                                    897            2,070
         Insurance                                                                 2,865            2,457
         Margin                                                                       51            4,452
      Properties held for sale                                                     --               6,000
      Restricted cash                                                              --               7,368
      Unrealized loss on commodity price swap agreements                          18,677           31,317
      Other                                                                          159              242
                                                                             -----------      -----------
                                                                             $    27,774      $    56,300
                                                                             ===========      ===========

  5.  ACCRUED LIABILITIES

     The major components of accrued liabilities are as follows (in thousands of dollars):

                                                                             October 31,       January 31,
                                                                                 1996             1996
                                                                             -----------      ------------
    Royalties                                                                $  20,203         $  9,793
    Taxes other than income taxes                                               11,679            3,054
    Accrued interest                                                             3,483           19,365
    Payroll                                                                      6,748            6,153
    Litigation settlements                                                       1,492            9,553
    Settlement values of commodity price swap agreements                        18,677           31,317
    Insurance                                                                    2,845            1,628
    Maintenance turnarounds                                                      1,719            1,145
    Other                                                                        1,373            7,308
                                                                             ---------         --------
                                                                             $  68,219         $ 89,316
                                                                             =========         ========


 6.  OTHER LIABILITIES
            The major components of other liabilities are as follows (in thousands of dollars):

                                                                             October 31,       January 31,
                                                                               1996               1996
                                                                             -----------       -----------
      Litigation accrual                                                     $ 21,373          $ 12,171
      Litigation settlement                                                     1,477                --
      Short-term obligations expected
        to be refinanced - TransTexas:
         Litigation settlement                                                     --            14,747

                        TRANSAMERICAN ENERGY CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                                  (UNAUDITED)


        Accrued capital expenditures                                              17,500          5,443
        Accrued interest                                                          35,749             --
        Current portion of dollar-denominated production payment                      --          1,765
        Capital lease obligations                                                    719          1,168
        Other                                                                      1,112          1,064
                                                                             -----------       --------
                                                                             $    77,930       $ 36,358
                                                                             ===========       ========


         In February 1996, TransTexas completed a financing in the amount of $10 million at an interest rate of 12% per annum and a 36-month term, collateralized by certain operating equipment. In February 1996, TransTexas also amended a purchase agreement with an unaffiliated third party related to a volumetric production payment to include an additional 14 Bcf which were sold to the third party for a purchase price of approximately $16 million. Proceeds from these transactions, net of current maturities, were used to pay all of the obligations listed above under the caption "Short- term obligations expected to be refinanced" at January 31, 1996.

         In December 1996, TransTexas issued $189 million in face amount of Subordinated Notes to unaffiliated third parties. The Subordinated Notes were sold with original issue discount at a price equal to 52.6166% of the principal amount shown on the face thereof, for gross proceeds of approximately $99.45 million. The Subordinated Notes accrete at a rate of 13 1/4% compounded semi-annually. At such time as the TransTexas Notes are rated "B1" or better by Moody's Investors Service, Inc. and "BB" or better by Standard & Poor's Corporation, Inc., or when the TransTexas Notes are paid in full, the Subordinated Notes will be exchanged for notes bearing interest at a rate of 13 1/4% per annum, payable semi-annually on December 31 and June 30. In addition, the holders of the Subordinated Notes will have the right to exchange their notes for notes to be registered under the Securities Act of 1933, as amended. A portion of the proceeds from the issuance of the Subordinated Notes will be used to pay all of the obligations listed above under the caption "Short-term obligations expected to be refinanced" at October 31, 1996.

7.  SUMMARY FINANCIAL INFORMATION

         The following summary financial information of TransTexas Transmission Corporation ("TTC"), a wholly-owned subsidiary of TransTexas, reflects its financial position as of October 31, 1996 and January 31, 1996 and its results of operations for the three and nine months ended October 31, 1996 and 1995 (in thousands of dollars):

                                                                             October 31,       January 31,
                                                                                 1996              1996
                                                                             -----------       -----------
             ASSETS
     Total current assets                                                    $    12,310       $    811
     Property and equipment, net                                                  80,389         70,273
     Other assets                                                                      4              3
                                                                             -----------       --------
                                                                             $    92,703       $ 71,087
                                                                             ===========       ========

       LIABILITIES AND EQUITY
     Total current liabilities                                               $     4,557       $  6,191
     Total noncurrent liabilities                                                 37,700         21,016
     Total equity                                                                 50,446         43,880
                                                                             -----------       --------
                                                                             $    92,703       $ 71,087
                                                                             ===========       ========

                        TRANSAMERICAN ENERGY CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                                  (UNAUDITED)




                                                                   Three Months Ended          Nine Months Ended
                                                                      October 31,                 October 31,
                                                                -----------------------      ----------------------
                                                                   1996         1995           1996          1995
                                                                --------      ---------      ---------    ---------
     Revenues                                                   $ 24,545      $  18,083      $  78,146    $  62,891
     Operating costs and expenses                                 21,950         16,129         68,040       52,840
                                                                --------      ---------      ---------    ---------
     Operating income                                              2,595          1,954         10,106       10,051
     Other income (expense)                                           (5)         --                (5)         (47)
                                                                --------      ---------      ---------    ---------
     Income before income taxes                                    2,590          1,954         10,101       10,004
     Income taxes                                                    906            684          3,535        3,502
                                                                --------      ---------      ---------    ---------
        Net income                                              $  1,684     $    1,270     $    6,566    $   6,502
                                                                ========     ==========     ==========    =========


         Revenues for the nine months ended October 31, 1996 include a gain of approximately $7.5 million on the sale of TransTexas' interest in the MidCon Texas pipeline and net gains on the disposition of other equipment. Operating expenses for the three and nine months ended October 31, 1996 increased by approximately $5.8 million and $15.2 million, respectively, from the comparable prior year periods primarily due to increases in the spot market price of natural gas, which resulted in increases in natural gas liquids ("NGLs") and compressor fuel costs.

         TTC conducts significant intercompany activities with TransTexas Gas Corporation and TransAmerican. Included in the results of operations of TTC are the following transactions with affiliates (in thousands of dollars):

                                                                   Three Months Ended          Nine Months Ended
                                                                      October 31,                  October 31,
                                                                -----------------------     -----------------------
                                                                   1996         1995           1996          1995
                                                                ---------     ---------      ---------     --------
     Revenues                                                   $   5,830     $   7,610      $  19,127     $ 24,422
     Operating costs and expenses                                  17,016        11,055         51,721       38,539

         Affiliated operating costs and expenses for the three months ended October 31, 1996 and 1995 include the cost of natural gas purchased from TransTexas Gas Corporation of approximately $10 million and $7 million, respectively. Nonaffiliated revenues include the sales of natural gas liquids and condensate extracted from this purchased gas totaling $15 million and $10 million for the respective periods.

         Affiliated operating costs and expenses for the nine months ended October 31, 1996 and 1995 include the cost of natural gas purchased from TransTexas Gas Corporation of approximately $33 million and $26 million, respectively. Nonaffiliated revenues for the respective periods include the sales of natural gas liquids and condensate extracted from this purchased gas of $42 million and $36 million.

 8.  INCOME TAXES

         Total income tax expense (benefit) differs from amounts computed by applying the statutory federal income tax rate to income (loss) before income taxes. The items accounting for this difference are as follows (in thousands of dollars):

                        TRANSAMERICAN ENERGY CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                                  (UNAUDITED)




                                                                   Three Months Ended           Nine Months Ended
                                                                      October 31,                  October 31,
                                                                ----------------------       -----------------------
                                                                   1996         1995           1996          1995
                                                                ---------    ---------       ---------    ----------
     Federal income tax expense (benefit)
       at the statutory rate                                   $   (8,940)   $  (7,106)      $  30,648    $  (41,883)
     Increase (decrease) in tax resulting from:
       Tight sands credit                                          --           --              (7,437)        7,842
       Net operating losses (utilized) not utilizable              4,756         7,106         (19,607)       30,266
                                                               ---------     ---------       ---------    ----------
                                                               $  (4,184)    $  --           $   3,604    $   (3,775)
                                                               =========     =========       =========    ==========

         Total income tax expense for the nine months ended October 31, 1995 includes a tax benefit of $1,491 related to an extraordinary item. Due to taxable income related to litigation settlements and asset sales, all of TransTexas' valuation allowance was reversed in the quarter ended July 31, 1996. TransTexas' current tax liability payable to TransAmerican totaled approximately $10 million at October 31, 1996.

    DECONSOLIDATION

         The Company and TARC currently own approximately 54% and 14%, respectively, of the outstanding common stock of TransTexas. These shares are pledged as collateral for the TARC Notes. TransAmerican Exploration Corporation ("TEXC"), another subsidiary of TransAmerican, owns 5% of the outstanding common stock of TransTexas, which is pledged as collateral for TEXC's debt securities.

         Under certain circumstances, TransAmerican, TEXC, TARC or the Company
may sell or otherwise dispose of shares of common stock of TransTexas.   If, as
a result of any sale or other disposition of TransTexas' common stock, the direct and indirect ownership of TransTexas by TransAmerican is less than 80% (measured by voting power and value), TransTexas will no longer be a member of TransAmerican's consolidated group for federal tax purposes (the "TransAmerican Consolidated Group") and, with certain exceptions, will no longer be obligated under the terms and conditions of, or entitled to the benefits of, the Tax Allocation Agreement ("Deconsolidation"). Such sales may be necessary to raise funds necessary to complete TARC'S capital improvement program. Further, if the Company or TARC sells or otherwise transfers any stock of TARC, or issues any options, warrants or other similar rights relating to such stock, outside of the TransAmerican Consolidated Group, then a Deconsolidation of both TARC and TransTexas from the TransAmerican Consolidated Group would occur. For the taxable year during which Deconsolidation of TransTexas occurs, which would also be the final year that TransTexas is a member of the TransAmerican Consolidated Group, TransAmerican would recognize a previously deferred gain of approximately $266.3 million associated with the Transfer and would be required to pay federal income tax on this gain (the tax is estimated to be between $29 million and $56 million if Deconsolidation occurs in fiscal 1997 and between $24 million and $45 million if Deconsolidation occurs in fiscal 1998). This analysis is based on TransTexas' position that the gain from the Transfer, which occurred in 1993, was deferred under the consolidated return regulations. The deferred gain generally is being included in TransAmerican's taxable income in a manner that corresponds (as to timing and amount) with the realization by TransTexas of (and, thus, will be offset by) the tax benefits (i.e., additional depreciation, depletion and amortization on, or reduced gain or increased loss from a sale of, the transferred assets) arising from the additional basis. If, under the terms of the TARC Notes, it was reasonably certain when the TARC Notes were issued that a sufficient amount of TransTexas' stock would be disposed in the future to cause a Deconsolidation of TransTexas from the TransAmerican Consolidated Group, it is possible that the Deconsolidation of TransTexas would be treated as occurring as of the date the TARC Notes were issued. However, TARC has advised the Company that it believes that when the TARC Notes were issued it was not reasonably certain that a Deconsolidation of TransTexas would occur in the future. Under the

                        TRANSAMERICAN ENERGY CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                                  (UNAUDITED)


Tax Allocation Agreement, TransTexas is required to pay TransAmerican each year an amount equal to the lesser of (i) the reduction in taxes paid by TransTexas for such year as a result of any increase in the tax basis of assets acquired by TransTexas from TransAmerican that is attributable to the Transfer and (ii) the increase in taxes paid by TransAmerican for such year and all prior years attributable to gain recognized by TransAmerican in connection with the contribution of assets by TransAmerican to TransTexas (less certain amounts paid by TransTexas for all prior years). TransTexas estimates that if Deconsolidation occurs in fiscal 1997 or 1998, the amount reimbursed to TransAmerican would be between $15 million and $26 million and between $4 million and $7 million, respectively. The remaining amount of the tax relating to the gain would be paid to TransAmerican over the lives of the assets transferred. However, TransTexas could be liable for additional taxes pursuant to the Tax Allocation Agreement and the several liability provisions of federal tax law.

         Generally, under the Tax Allocation Agreement, if net operating losses of TransTexas are used by other members of the TransAmerican Consolidated Group, then TransTexas is entitled to the benefit (through reduced current tax payable) of such losses in later years to the extent TransTexas has taxable income, remains a member of the TransAmerican Consolidated Group, and the other group members have the ability to pay such taxes. If TEXC, TARC, TransAmerican or the Company transfers shares of TransTexas (or transfers options or other rights to acquire such shares) and, as a result of such transfer, Deconsolidation of TransTexas occurs, TransTexas would not thereafter receive any benefit pursuant to the Tax Allocation Agreement for net operating losses of TransTexas used by other members of the TransAmerican Consolidated Group prior to the Deconsolidation of TransTexas.

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

 9.  SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

         The following information reflects the Company's noncash investing and financing activities (in thousands of dollars):

                                                           Nine Months Ended
                                                              October 31,
                                                       -------------------------
                                                           1996          1995
                                                       ----------    -----------
     Accounts payable for property and equipment       $   (9,858)   $     1,079
                                                       ==========    ===========

     Contribution of TransTexas stock to TARC          $      --     $    37,176
                                                       ==========    ===========

     Interest accretion on TARC Notes capitalized
       in property and equipment                       $   36,193    $    18,495
                                                       ==========    ===========

     Capital lease obligations incurred for property
       and equipment                                   $      --     $     2,678
                                                       ==========    ===========

     Product financing arrangements                    $  (37,206)   $     7,900
                                                       ==========    ===========

     Forgiveness of advances from TransAmerican        $      --     $    71,170
                                                       ==========    ===========


                        TRANSAMERICAN ENERGY CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                                  (UNAUDITED)


10.  LITIGATION SETTLEMENTS

         TERRY/PENROD. TransAmerican and a group of TransAmerican's former bank lenders (the "Bank Group") were parties to a consolidated suit filed December 6, 1991, in the United States District Court for the Southern District of Texas, Houston Division, relating to the interpretation of two third-party drilling agreements. Plaintiffs Ensco Offshore Company, f/k/a Penrod Drilling Corporation, Terry Oilfield Supply Co., Inc. and Terry Resources, Inc. ("Terry") sued TransAmerican for approximately $50 million in actual damages
and punitive damages of not less than five times actual damages.   On April 5,
1996, the court entered a final judgment against TransAmerican, the Company and several of their affiliates, in the amount of approximately $43 million, plus interest. On April 18, 1996, the court entered a separate judgment against the same parties for Terry's attorneys' fees of $2 million. In May 1996, the Company paid Terry approximately $19 million and caused escrowed funds held for the benefit of the Bank Group of approximately $22 million to be paid to Terry (See Note 12). Upon payment of the settlement amount, Terry released the judgments, released all liens and reassigned to the Company a production payment in certain properties. Terry dismissed an unrelated administrative proceeding upon payment of the settlement amount described above.

         Ginther/Warren. Wilbur L. Ginther and Howard C. Warren conveyed a portion of a lease to Henry J. N. Taub. Taub "farmed out" certain interests to TransAmerican, and TransAmerican paid royalties to Taub. The Texas Supreme Court upheld a judgment in favor of Messrs. Ginther and Warren against Taub's interest in the lease. The lower court judgment had awarded a portion of the lease to Messrs. Ginther and Warren because Taub's attorney had defrauded Messrs. Ginther and Warren with respect to their interest in the lease. On November 26, 1986, the estates of Messrs. Ginther and Warren filed an adversary proceeding in the United States Bankruptcy Court for the Southern District of Texas, Houston Division (the "Bankruptcy Court") against TransAmerican seeking damages and claiming that TransAmerican had constructive notice of their disputes but continued to pay royalties and proceeds of production to Taub. TransAmerican filed an interpleader action in the Bankruptcy Court and deposited the disputed funds accruing from and after November 1984 into the registry of the court. On September 30, 1993, the Bankruptcy Court entered a judgment against TransAmerican in the amount of $6.3 million plus post judgment interest. On September 15, 1995, the U.S. District Court for the Southern District of Texas entered an order reversing an award of interest to Taub and affirming the final judgment in all other respects. The Company appealed the judgment to the Fifth Circuit Court of Appeals. On July 2, 1996, the Company and the estates of Messrs. Ginther and Warren entered into a settlement pursuant to which such estates received $3.5 million and a promissory note for $2.8 million. The promissory note is payable in 36 equal monthly installments commencing August 1, 1996, and bears no interest unless an installment payment is not made. In addition, the Company transferred to such estates an additional overriding royalty interest in a portion of the lease and agreed to drill additional wells on the lease. In conjunction with the settlement, the estates of Messrs. Ginther and Warren agreed to farm out to the Company an additional working interest in the lease.

         GATX. On May 14, 1996, GATX Terminals Corporation ("GATX") filed suit against TARC in the U.S. District Court, Eastern District of Louisiana, alleging breach of an operating agreement to pay GATX $122,500 per month during 1996. TARC settled this litigation in November 1996.

                        TRANSAMERICAN ENERGY CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                                  (UNAUDITED)


 11.  CREDIT AGREEMENTS

         TransTexas and BNY Financial Corporation entered into an Amended and Restated Accounts Receivable Management and Security Agreement (the "BNY Facility"), as of October 31, 1995, for a $40 million line of credit. The BNY Facility was subsequently amended in December 1996. The line of credit is collateralized by accounts receivable and inventory of TransTexas and is guaranteed by John R. Stanley. The amounts which may be advanced to TransTexas under this line of credit are based on a percentage of TransTexas' natural gas receivables from unaffiliated third parties. The amount outstanding under the line of credit as of October 31, 1996 was $14.8 million. TransTexas expects that it will maintain or increase this level of borrowing under the Agreement for the next twelve months.

         Under the terms of the BNY Facility, as amended, TransTexas' net loss (including any extraordinary losses) may not exceed $10 million for each six-month period ending on the last day of any fiscal quarter ending after January 31, 1996. This line of credit is also subject to certain other covenants which relate to, among other things, the maintenance of certain financial ratios.

         In May 1996, TransTexas entered into a Note Purchase Agreement pursuant to which TransTexas issued notes in the aggregate principal amount of $15.75 million, for aggregate proceeds of $15 million. The notes, which bore interest at 13 1/3% per annum, were paid in full in July 1996. The notes were guaranteed on a senior secured basis by TransAmerican.

 12.  TRANSACTIONS WITH AFFILIATES

         During 1995, TransAmerican acquired an office building which it renovated and subsequently sold to TransTexas in February 1996. TransAmerican advanced $4 million of the proceeds from this sale to TARC for working
capital, a portion of which has been repaid.   TARC  leases office space from
TransTexas on terms and conditions permitted by the TARC Indenture.

         Southeast Contractors, a subsidiary of TransAmerican, provides construction personnel to TARC in connection with the Capital Improvement Program. These construction workers are temporary employees, and the number and composition of the workforce will vary throughout the Capital Improvement Program. Southeast Contractors charges TARC for the direct costs it incurs (which consist solely of employee payroll and benefits) plus administrative costs and fees of $1.2 million per year. Total labor costs charged by Southeast Contractors for the nine months ended October 31, 1996 and 1995 were $13.5 million and $14.9 million, respectively, of which approximately $1.1 million and $0.6 million were payable at October 31, 1996 and January 31, 1996, respectively.

         In December 1994, TransTexas entered into an interruptible gas sales agreement with TransAmerican, revenues from which totaled approximately $7.8 million for the three months ended October 31, 1995 and $11.7 million and $10.4 million, respectively, for the nine months ended October 31, 1996 and 1995. TransAmerican did not purchase any gas from TransTexas during the three months ended October 31, 1996. TransTexas' receivable from TransAmerican for natural gas sales totaled approximately $12 million at October 31, 1996. Pursuant to this agreement, interest accrues on all unpaid balances at a rate of prime plus 2% per annum.

                        TRANSAMERICAN ENERGY CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                                  (UNAUDITED)


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

         In July 1996, TTEX loaned $9.5 million to TransAmerican pursuant to the terms of a $25 million promissory note due July 31, 1998 that bears interest, payable quarterly, at 15% per annum. TTEX has made further advances pursuant to the note, subject to the same terms. The amount outstanding under this promissory note totaled approximately $25 million at October 31, 1996. TransAmerican has not made its October 31, 1996 interest payment. TransTexas believes that the advances by TTEX to TransAmerican reduce the risk of tax deconsolidation (and potential tax liability of TransTexas) that could be caused by the sale of TransTexas shares by TransAmerican or its affiliates.

         Pursuant to the terms of the Transfer Agreement, TransAmerican is obligated to indemnify TransTexas for future losses incurred in connection with litigation or bankruptcy claims assumed in the Transfer. In order to facilitate the settlement of the Terry/Penrod litigation in May 1996, TransTexas advanced to TransAmerican $16.4 million of the settlement amount in
exchange for a note receivable.   In connection with this settlement,
TransTexas received from Terry the reversionary interest in certain producing properties. TransTexas and TransAmerican had intended that such interests would revert to TransAmerican under the Transfer Agreement; however, TransTexas retained such interests in partial satisfaction of TransAmerican's indemnity obligations.

         In July 1996, TARC executed a promissory note to TransAmerican for up to $25 million. The note bears interest at a rate of 15% per annum, payable quarterly beginning October 31, 1996, and matures on July 31, 1998. As of
October 31, 1996, the entire $25 million was outstanding under the note.   On
November 1, 1996, TARC executed an additional $25 million promissory note to TransAmerican which bears interest at 15% per annum, payable quarterly beginning December 31, 1996, and which matures on September 30, 1998. At November 30, 1996, TARC had approximately $34.1 million outstanding under these notes. TARC has not made the scheduled interest payment provided for in the first note. There is no assurance that TransAmerican will be able to fund the additional amounts allowed under these notes.

         In September 1996, TransTexas purchased from TransDakota Oil Corporation ("TDOC"), a subsidiary of TransAmerican, certain oil and gas leasehold interests located in the Lodgepole area in North Dakota for approximately $20 million. TransTexas believes that the combination of these interests, together with TransTexas' other interests in the Lodgepole area, will produce a more marketable property package. The purchase price was $3.9 million greater than TDOC's basis in the properties. The properties have been recorded in the Company's financial statements at carryover basis and the $3.9 million has been classified as a reduction of retained earnings.

         TransTexas provides accounting and legal services to TARC and the Company, and drilling and workover, administrative and procurement, accounting, legal, lease operating, and gas marketing services to TransAmerican pursuant to a Services Agreement. TransTexas provides general commercial legal services and certain accounting services (including payroll, tax, and treasury services) to TARC and the Company for a fee of $26,000 per month. At TransAmerican's request, TransTexas, at its election, may provide drilling and workover services. TransTexas' receivable from TransAmerican for drilling, workover and administrative services totaled approximately $19 million at October 31, 1996.

                        TRANSAMERICAN ENERGY CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                                  (UNAUDITED)


         In September 1996, TransTexas and TransAmerican entered into an agreement pursuant to which TransTexas obtained an $11.5 million dollar-denominated production payment, subsequently increased to $19 million, bearing interest at 17% per annum, burdening certain oil and gas interests owned by TransAmerican as a source of repayment for certain of TransTexas' receivables from TransAmerican discussed above. At October 31, 1996, $37 million of remaining related-party receivables has been recorded as a contra-stockholder equity account due to uncertainties regarding the repayment terms for such receivables.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The consolidated financial statements of TEC reflect the results of operations of TEC's wholly and majority owned subsidiaries, TARC and TransTexas. TransTexas conducts its operations through two industry segments: exploration and production ("E&P"), and gas transportation ("Transportation"). The E&P segment explores for, develops, produces and markets natural gas, condensate and natural gas liquids. The Transportation segment engages in intrastate natural gas transportation and marketing. TARC's single business segment is refining and storage operations ("Refining"). As described in Note 1 to the condensed consolidated financial statements, transactions between TransTexas and TARC are significantly restricted. The following discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto of the Company included elsewhere in this report.

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

         TransTexas' operating data for the three and nine months ended October 31, 1996 and 1995, is as follows:


                                                          Three Months Ended        Nine Months Ended
                                                              October 31,              October 31,
                                                        ---------------------     ----------------------
                                                          1996         1995          1996         1995
                                                        -------       -------     --------     ---------
Sales volumes:
  Gas (Bcf) (1)                                           38.1         32.5         112.4       103.5
  NGLs (MMgal)                                            39.3         32.9         128.6       136.9
  Condensate (MBbls)                                       120         125           400          409
Average prices:
  Gas (dry)  (per Mcf) (2)                             $  1.62      $  1.44       $  1.87     $  1.40
  NGLs (per gallon)                                        .38          .29           .33         .26
  Condensate (per Bbl)                                   22.07        16.82         20.47       17.71
  Number of gross wells drilled                             34           26           111          68
  Percentage of wells completed                             79%          73%           73%         60%

--------------------
(1)  Sales volumes for the three and nine months ended October 31, 1996 include
     9.5 Bcf and 23.5 Bcf, respectively, delivered pursuant to a volumetric production payment.
(2) Average price for the three and nine months ended October 31, 1996 includes amounts delivered under volumetric production payments. The average gas price for TransTexas' undedicated production for these periods was $1.87 per Mcf and $2.05 per Mcf, respectively. Gas prices do not include the effect of hedging agreements.

         A summary of TransTexas' operating expenses is set forth below (in millions of dollars):

                                                       Three Months Ended          Nine Months Ended
                                                           October 31,                October 31,
                                                     -----------------------     ----------------------
                                                       1996          1995          1996         1995
                                                     ---------    ----------     ---------   ----------
Operating costs and expenses:
   Lease                                             $     7.2    $      5.7     $    20.2   $     15.0
   Pipeline                                                8.9           6.1          25.2         17.5
   Natural gas liquids                                     9.7           7.2          32.9         27.1
                                                     ---------    ----------     ---------   ----------
                                                          25.8          19.0          78.3         59.6
Taxes other than income taxes (1)                          2.1           2.7          14.4         10.5
                                                     ---------    ----------     ---------   ----------
   Total                                             $    27.9    $     21.7     $    92.7   $     70.1
                                                     =========    ==========     =========   ==========

---------------------

(1) Taxes other than income taxes include severance, property, and other taxes.

         TransTexas' average depletion rates have been as follows:

                                                       Three Months Ended         Nine  Months Ended
                                                           October 31,                October 31,
                                                     -----------------------     ----------------------
                                                        1996         1995           1996        1995
                                                     ---------    ----------     ---------   ----------
   Depletion rates (per Mcfe)                        $     .94    $      .74     $     .93   $      .76

         TransTexas' Consolidated EBITDA, as defined in the TransTexas Indenture, which consists of TransTexas' earnings before consolidated fixed charges (including capitalized interest and the interest component of rent expense totaling approximately $4.2 million and $4.4 million for the quarters ended October 31, 1996 and 1995, respectively, and $12.2 million and $5.5 million, respectively, for the nine months ended October 31, 1996 and 1995), income taxes, depreciation, depletion, and amortization are set forth below (in millions of dollars):

                                                       Three Months Ended         Nine  Months Ended
                                                           October 31,                October 31,
                                                     -----------------------     ----------------------
                                                        1996         1995           1996        1995
                                                     ---------    ----------     ---------   ----------
   Consolidated EBITDA                               $    41.8    $     63.6     $   245.8   $    149.0


THREE MONTHS ENDED OCTOBER 31, 1996, COMPARED WITH THE THREE MONTHS ENDED OCTOBER 31, 1995

         Gas, condensate and NGLs revenues for the three months ended October 31, 1996 increased by $12.9 million from the comparable prior year quarter, due primarily to increases in gas, condensate and NGL sales prices and gas and NGL sales volumes. The average monthly prices received per Mcf of gas, excluding amounts dedicated to volumetric production payments, ranged from $1.70 to $1.99 in the three months ended October 31, 1996, compared to a range of $1.33 to $1.57 in the same period in the prior year. The increase in gas sales volumes is due primarily to increased production from TransTexas' Bob West North development area, offset in part by the normal decline in natural gas production from TransTexas' producing properties in the Lobo Trend along with the sales of certain of TransTexas' Lobo Trend properties. As of October 31, 1996, TransTexas had a total of 832 producing wells compared to 951 at October 31, 1995. NGL sales volumes increased as a result of increases in the volumes of natural gas processed. Transportation revenues increased by $0.8 million over the prior year quarter due to increases in volumes transported through TransTexas' pipeline system. TransTexas currently transports a portion of its production from the Bob West and Bob West North development areas through a third-party pipeline.

         Lease operating expenses for the quarter ended October 31, 1996 increased by $1.5 million over the comparable prior year period primarily due to the initiation in the first quarter of the current fiscal year of a program to increase flow rates on certain of TransTexas' wells. This program included the installation of leased wellhead compressors and additional workover
projects.   Pipeline operating expenses increased by $2.8 million due primarily to increases in compressor fuel costs and chemicals used in the operation of TransTexas' amine plants. NGLs cost increased by $2.5 million from the comparable quarter in the prior year due to increases in the cost and volumes of natural gas processed. Depreciation, depletion and amortization expense for the three months ended October 31, 1996 increased by $4.2 million due to a $0.20 increase in the depletion rate, offset in part by a decrease in TransTexas' undedicated natural gas production. General and administrative expenses increased by $10.1 million in the three months ended October 31, 1996, due primarily to increases in litigation accruals, wages and benefits and outside services. Taxes other than income taxes decreased by $0.6 million from the prior year quarter due primarily to a reduction in ad valorem taxes, offset in part by an increase in severance taxes. The gain on litigation settlement of $18.3 million in the prior year period represents the value of properties received in a litigation settlement.

         Interest income for the three months ended October 31, 1996 decreased by approximately $0.7 million over the comparable prior year period due to increased cash balances in the prior year quarter resulting from the issuance of the TransTexas Notes in June 1995. Interest expense increased by $0.2 million over the same period of the prior year primarily as a result of a decrease in the amount of interest capitalized in connection with the acquisition of certain of TransTexas' gas and oil properties, offset in part by interest accrued on TransTexas' dollar-denominated production payment in the prior year quarter.

    NINE MONTHS ENDED OCTOBER 31, 1996, COMPARED WITH THE NINE MONTHS ENDED OCTOBER 31, 1995

         Gas, condensate and NGL revenues for the nine months ended October 31, 1996 increased by $38.2 million from the comparable period of the prior year, due primarily to increases in gas, condensate and NGL sales prices and gas sales volumes, partly offset by decreases in NGL sales volumes. The average monthly prices received per Mcf of gas, excluding amounts dedicated to volumetric production payments, ranged from $1.70 to $2.45 in the nine months ended October 31, 1996, compared to a range of $1.29 to $1.57 in the same period in the prior year. The increase in gas sales volumes is due primarily to increased production from TransTexas' Bob West North development area, offset in part by the normal decline in natural gas production from TransTexas' Lobo Trend wells and the sale of a portion of TransTexas' Lobo Trend properties. NGLs sales volumes decreased as a result of decreases in the volumes of natural gas processed. Transportation revenues remained at prior year levels as increases in gas sales volumes from TransTexas' Bob West North development area transported through TransTexas' pipeline system were offset by the declines in production from TransTexas' Lobo Trend wells.

         Lease operating expenses in the nine months ended October 31, 1996 increased by $5.2 million from the prior year period due primarily to increases in repairs and maintenance and workover expense attributable to the increase in the number of producing wells prior to the sale of certain of TransTexas' Lobo Trend properties and the initiation in the first quarter of the current fiscal year of a program to increase flow rates on certain of TransTexas' wells. This program included the installation of leased wellhead compressors and additional workover projects. Pipeline operating expenses increased by $7.7 million due primarily to increases in compressor fuel costs and chemicals used in the operation of TransTexas' amine plants. NGLs cost increased by $5.8 million from the comparable period in the prior year due to increases in the cost of natural gas used in NGL processing, offset by a decrease in volumes of natural gas processed. Depreciation, depletion and amortization expense for the nine months ended October 31, 1996 increased by $6.1 million due to a $0.17 increase in the depletion rate, offset in part by the decrease in TransTexas' undedicated natural gas production. General and administrative expenses increased by $10.6 million in the nine months ended October 31, 1996, due primarily to increases in litigation accruals and wages and benefits. Taxes other than income taxes increased by $3.9 million over the comparable prior year period due primarily to an increase in severance taxes, including an accrual of $1.5 million as a result of a severance tax audit adjustment, offset in part by a reduction of ad valorem taxes.

         Interest income for the nine months ended October 31, 1996 increased by approximately $0.6 million from the comparable period of the prior year due to higher average cash balances in the prior year period resulting from the issuance of the TransTexas Notes in June 1995. Interest expense increased by $13.8 million primarily as a result of interest accrued on the TransTexas Notes, offset in part by an increase of $6.5 million of interest capitalized in connection with the acquisition of TransTexas' unevaluated gas and oil properties.

         Cash flow from operating activities for the nine months ended October 31, 1996 increased by approximately $139.2 million from the prior-year period due primarily to cash received in the settlement of take-or-pay litigation in the second quarter of the current fiscal year and proceeds from the sale of volumetric production payments.

         Cash used in investing activities decreased by $123.6 million due to decreases in lease acquisitions, along with proceeds from the sale of certain of TransTexas' producing properties, offset in part by advances to affiliates.

         Cash flow from financing activities decreased by approximately $280.9 million from the comparable prior year period due primarily to the issuance of the TransTexas Notes in June 1995.

    LIQUIDITY AND CAPITAL RESOURCES

         A primary source of funds to meet TransTexas' capital and debt service requirements is net cash flow provided by operating activities, which is dependent on the prices TransTexas receives for the volumes of natural gas it produces. TransTexas has entered into hedge agreements to reduce a portion of its exposure to fluctuations in natural gas prices. See Note 2 of Notes to the Condensed Consolidated Financial Statements included elsewhere in this report.

         TransTexas makes substantial capital expenditures for the exploration, development and production of its natural gas reserves. TransTexas has financed these expenditures primarily with cash from operations, public offerings of debt and equity securities, the sale of production payments and other financings. For the nine months ended October 31, 1996, total capital expenditures were $206 million, including $16 million for lease acquisitions, $165 million for drilling and development and $25 million for TransTexas' gas gathering and pipeline system and other equipment.

         TransTexas anticipates total capital expenditures of approximately $275 million and $235 million in fiscal 1997 and fiscal 1998, respectively, subject to TransTexas Indenture requirements and available cash flow, of which approximately $230 million and $195 million, respectively, will be used for drilling and development, and $25 million and $20 million, respectively, for TransTexas' gas gathering and pipeline system (including pipeline expansion into the La Grulla development area), and other equipment and seismic acquisition. TransTexas anticipates expenditures of approximately $20 million in both fiscal years for lease acquisitions. If revenues decrease, certain contingent obligations of TransTexas become fixed or TransTexas' level of capital expenditures is limited by the TransTexas Indenture, TransTexas may not have sufficient funds for, or may be restricted in maintaining the level of, capital expenditures necessary to replace its reserves or to maintain production at current levels and, as a result, production may decrease over time. Under the TransTexas Indenture and BNY Facility, TransTexas is required to limit its capital expenditures in a fiscal quarter if its Working Capital (as defined) at the end of the preceding quarter is less than $20 million.

         Although cash from operating activities for the nine months ended October 31, 1996 has increased due to sales of volumetric production payments and litigation settlements, net cash provided by operating activities declined over the three and one-half years ended January 31, 1996. No assurance can be given that TransTexas' cash flow from operating activities will be sufficient to meet planned capital expenditures, contingent liabilities and debt service in the future. In addition to cash flow from operating activities, TransTexas has utilized asset sales and various financings to meet its working capital requirements. TransTexas anticipates that it will utilize additional financing or sales of assets, as allowed by the TransTexas Indenture, to fund planned levels of operations and to meet its obligations, including its obligations under the TransTexas Indenture, through January 1997.

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

         In January 1996, TransTexas sold to an unaffiliated third party a term overriding royalty interest in the form of a volumetric production payment carved out of its interests in certain of its producing properties. For net proceeds of approximately $33 million, TransTexas conveyed to the third party a term overriding royalty equivalent to a base volume of approximately 29 Bcf of natural gas, subject to certain increases in the base volume and in the percentage interest dedicated if certain minimum performance and delivery requirements are not met. In February 1996, in consideration for additional net proceeds of approximately $16 million, TransTexas supplemented the production payment to subject a percentage of its interests in certain additional producing properties to the production payment and to include additional volumes of approximately 14 Bcf of natural gas within the base volume subject to the production payment. At October 31, 1996, approximately 28 Bcf of natural gas remained subject to this production payment.

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

         In May 1996, TransTexas sold to two unaffiliated third parties a volumetric production payment for net proceeds of approximately $43 million. TransTexas conveyed to the third parties a term overriding royalty equivalent to a base volume of approximately 37 Bcf of natural gas, subject to certain increases in the base volume and in the percentage interest dedicated if certain minimum performance and delivery requirements are not met. Concurrently with the closing of that transaction, TransTexas and one of the unaffiliated third parties terminated, prior to the expiration of its stated term, a dollar-denominated term overriding royalty interest previously sold by TransTexas to that unaffiliated third party for a payment by TransTexas of approximately $25 million. As a result of such termination, the remaining base volume from the previously sold overriding royalty interest was conveyed to TransTexas. At October 31, 1996, approximately 29 Bcf of natural gas remained subject to this production payment.

         In May 1996, TransTexas entered into a Note Purchase Agreement pursuant to which TransTexas issued notes in the aggregate principal amount of $15.75 million for aggregate proceeds of $15 million. The notes, which bore interest at 13 1/3% per annum, were paid in full in July 1996. The notes were guaranteed on a senior secured basis by TransAmerican.

         In June 1996, TransTexas entered into an agreement with one of its swap counter parties as a result of which TransTexas, subject to compliance with certain collateral coverage tests, will not be required to make cash margin deposits with respect to the swaps covered by such agreement. See Note 2 to the Condensed Consolidated Financial Statements included elsewhere in this report.

         In September 1996, TransTexas sold to an unaffiliated third party a term royalty in the form of a dollar-denominated production payment in certain of TransTexas' properties for proceeds of $13.5 million. The production payment calls for the repayment of the primary sum plus an amount equivalent to a 16.0% annual interest rate on the unpaid portion of such primary sum.

         In September 1996, TransTexas entered into a drilling program agreement with an unaffiliated third party for the reimbursement of certain drilling costs with respect to wells drilled by TransTexas. Pursuant to the agreement, upon the approval of the third party of a recently drilled or currently drilling well for inclusion in the program, the third party will commit to the reimbursement of all or a portion of the cost of such well, up to an aggregate maximum for all such wells of $16.5 million. The program wells are subject to a dollar-denominated production payment equal to the principal amount of such reimbursed costs, plus an amount equivalent to a 17.5% annual interest rate on the unpaid portion of such principal amount.

         Pursuant to the terms of the Transfer Agreement, TransAmerican has indemnified TransTexas for substantially all of TransTexas' liability in connection with the settlement of the Terry/Penrod litigation in May 1996. In order to facilitate the settlement, TransTexas advanced to TransAmerican $16.4
million of the settlement amount in exchange for a note receivable.    In
connection with this settlement, TransTexas received from Terry the reversionary interest in certain producing properties. TransTexas and TransAmerican had intended that such interests would revert to TransAmerican under the Transfer Agreement; however, TransTexas retained such interests in partial satisfaction of TransAmerican's indemnity obligations.

         During 1995, TransAmerican acquired an office building which it renovated and subsequently sold to TransTexas for $4 million in February 1996. TransAmerican advance $4 million of the proceeds from this sale to TARC for working capital, a portion of which has been repaid. TARC leases office space from TransTexas on terms and conditions permitted by the TARC Indenture.

         In December 1994, TransTexas entered into an interruptible gas sales agreement with TransAmerican, revenues from which totaled approximately $7.8 million for the three months ended October 31, 1995 and $11.7 million and $10.4 million, respectively, for the nine months ended October 31, 1996 and 1995. TransAmerican did not purchase any gas from TransTexas for the three months ended October 31, 1996. TransTexas' receivable from TransAmerican for natural gas sales totaled approximately $12 million at October 31, 1996. Pursuant to this agreement, interest accrues on all unpaid balances at a rate of prime plus 2% per annum.

         As of January 1996, TransTexas and TTEX entered into a drilling program agreement. Pursuant to the agreement, TTEX received a portion of revenues, in the form of a production payment, from certain of TransTexas' wells. The production payment was transferred in consideration of a note payable in the amount of $23.6 million issued by TTEX. In July 1996, TTEX transferred this production payment to TransTexas in the form of a dividend, and TransTexas forgave the $13.2 million remaining balance of the note payable.

         In July 1996, TTEX loaned $9.5 million to TransAmerican pursuant to the terms of a $25 million promissory note due July 31, 1998 that bears interest, payable quarterly, at 15% per annum. TTEX has made further advances pursuant to the note, subject to the same terms. The amount outstanding under this promissory note totaled approximately $25 million at October 31, 1996. TransAmerican has not made the October 31, 1996 interest payment. TransTexas believes that the advances by TTEX to TransAmerican reduce the risk of tax deconsolidation (and potential tax liability of TransTexas) that could be caused by the sale of TransTexas shares by TransAmerican or its affiliates.

         In September 1996, TransTexas purchased from TDOC, a subsidiary of TransAmerican, certain oil and gas leasehold interests located in the Lodgepole area in North Dakota for approximately $20 million. TransTexas believes that the combination of these interests, together with TransTexas' other interests in the Lodgepole area, will produce a more marketable property package. The purchase price was $3.9 million greater than TDOC's basis in the properties. The properties have been recorded in TransTexas' financial statements at carryover basis and the $3.9 million has been classified as a reduction of retained earnings.

         TransTexas provides accounting and legal services to TARC and the Company and drilling and workover, administrative and procurement, accounting, legal, lease operating, and gas marketing services to TransAmerican pursuant to a Services Agreement. TransTexas provides general commercial legal services and certain accounting services (including payroll, tax, and treasury services) to TARC and the Company for a fee of $26,000 per month. At TransAmerican's request, TransTexas, at its election, may provide drilling and workover services. TransTexas' receivable from TransAmerican for drilling, workover and administrative services totaled approximately $19 million at October 31, 1996.

          In September 1996, TransTexas and TransAmerican entered into an agreement pursuant to which TransTexas obtained an $11.5 million dollar-denominated production payment, subsequently increased to $19 million, bearing interest at 17% per annum, burdening certain oil and gas interests owned by TransAmerican as a source of repayment for certain of the receivables from TransAmerican discussed above. At October 31, 1996, $37 million of remaining related-party receivables has been recorded as a contra-stockholder equity account due to uncertainties regarding the repayment terms for such receivables.

         On July 2, 1996, TransTexas consummated the sale, effective as of May 1, 1996, of producing properties in Zapata County, Texas for consideration of
approximately $62 million.   On June 17  and August 13, 1996, TransTexas
consummated the sales, effective as of February 1, 1996, of certain other producing properties in Webb County, Texas for consideration of approximately $9.95 million and $21.5 million, respectively. The purchase price for each of the properties discussed above was or is subject to adjustment for gas sales between the effective date and the closing date. TransTexas retained the proceeds of all such gas sales.

         TransTexas has engaged investment banking firms to assist in the following potential transactions: (i) the sale or sale-leaseback of all or a portion of TransTexas' pipeline system; (ii) the sale of its interest in the Lodgepole prospect in North Dakota; and (iii) the sale of TransTexas' remaining Lobo Trend producing properties in Webb and Zapata Counties, Texas, and associated undeveloped acreage. If any such transactions are consummated, TransTexas intends to use the proceeds for general corporate purposes and a possible repurchase of the TransTexas Notes.

         TransTexas currently has a $40 million credit facility with BNY Financial Corporation (the "BNY Facility") pursuant to which it may borrow funds based on the amount of its accounts receivable. At October 31, 1996, the outstanding balance under the BNY Facility was $14.8 million. The BNY Facility requires TransTexas to maintain certain financial ratios and includes certain covenants. Under the terms of the BNY Facility, as amended, TransTexas' net loss (including any extraordinary losses) may not exceed $10 million for each six-month period ending on the last day of any fiscal quarter ending after January 31, 1996.

         In December 1996, TransTexas issued $ 189 million in face amount of 13 1/4% Series A Senior Subordinated Notes due 2003 ("Subordinated Notes") to unaffiliated third parties. The Subordinated Notes were sold with original issue discount at a price equal to 52.6166% of the principal amount shown on the face thereof, for gross proceeds of approximately $99.45 million. The Subordinated Notes accrete at a rate of 13 1/4% compounded semi-annually. At such time as the TransTexas Notes are rated "B1" or better by Moody's Investors Service, Inc. and "BB" or better by Standard & Poor's Corporation, Inc., or when the TransTexas Notes are paid in full, the Subordinated Notes will be exchanged for notes bearing interest at a rate of 13 1/4% per annum, payable semi-annually on December 31 and June 30. In addition, the holders of the Subordinated Notes will have the right to exchange their notes for notes to be registered under the Securities Act of 1933, as amended. The proceeds from the issuance of the Subordinated Notes will be used for working capital and general corporate purposes.

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

         TransTexas may instruct the disbursement agent under the Disbursement Agreement to deposit with the Indenture Trustee, on any Interest Payment Date any or all of the funds in the Interest Reserve Account. The Disbursement Agreement provides that if TransTexas fails to pay an installment of interest on the TransTexas Notes on any Interest Payment Date, then all investments in the Interest Reserve Account will be immediately liquidated and all funds in the Interest Reserve Account will be deposited with the Indenture Trustee. If TransTexas has not paid such installment of interest within five days after such Interest Payment Date, or if TransTexas so instructs the Indenture Trustee, the Indenture Trustee will apply such deposited funds to the payment of interest on the TransTexas Notes. The Disbursement Agreement provides that funds may be disbursed from the Interest Reserve Account and released to TransTexas only to the extent that the balance thereof exceeds the Requisite Balance.

    DECONSOLIDATION FOR FEDERAL INCOME TAX PURPOSES

         Under certain circumstances, TransAmerican, TEXC, the Company or TARC
may sell or otherwise dispose of shares of common stock of TransTexas.   If, as
a result of any sale or other disposition of TransTexas' common stock, the direct and indirect ownership of TransTexas by TransAmerican is less than 80% (measured by voting power and value), TransTexas will no longer be a member of TransAmerican's consolidated group for federal tax purposes (the "TransAmerican Consolidated Group") and, with certain exceptions, will no longer be obligated under the terms and conditions of, or entitled to the benefits of, the Tax Allocation Agreement ("Deconsolidation"). Such sales may be necessary to raise funds required to complete TARC's capital improvement program. Further, if the Company or TARC sells or otherwise transfers any stock of TARC, or issues any options, warrants or other similar rights relating to such stock, outside of the TransAmerican Consolidated Group, then a Deconsolidation of both TARC and TransTexas from the TransAmerican Consolidated Group would occur. For the taxable year during which Deconsolidation of TransTexas occurs, which would also be the final year that TransTexas is a member of the TransAmerican Consolidated Group, TransAmerican would recognize a previously deferred gain of approximately $266.3 million associated with the Transfer and would be required to pay federal income tax on this gain (the tax is estimated to be between $29 million and $56 million if Deconsolidation occurs in fiscal 1997 and between $24 million and $45 million if Deconsolidation occurs in fiscal
1998). This liability is based on TransTexas' position that the gain from the Transfer, which occurred in 1993, was deferred under the consolidated return regulations. The deferred gain generally is being included in TransAmerican's taxable income in a manner that corresponds (as to timing and amount) with the realization by TransTexas of (and, thus, will be offset by) the tax benefits (i.e., additional depreciation, depletion and amortization on, or reduced gain or increased loss from a sale of, the transferred assets) arising from the additional basis. If, under the terms of the TARC Notes, it was reasonably certain when the TARC Notes were issued that a sufficient amount of TransTexas' stock would be disposed in the future to cause a Deconsolidation of TransTexas from the TransAmerican Consolidated Group, it is possible that the Deconsolidation of TransTexas would be treated as occurring as of the date the TARC Notes were issued. However, TARC has advised the Company that it believes that when the TARC Notes were issued it was not reasonably certain that a Deconsolidation of TransTexas would occur in the future. Under the Tax Allocation Agreement, TransTexas is required to pay TransAmerican each year an amount equal to the lesser of (i) the reduction in taxes paid by TransTexas for such year as a result of any increase in the tax basis of assets acquired by TransTexas from TransAmerican that is attributable to the Transfer and (ii) the increase in taxes paid by TransAmerican for such year and all prior years attributable to gain recognized by TransAmerican in connection with the contribution of assets by TransAmerican to TransTexas (less certain amounts paid by TransTexas for all prior years). TransTexas estimates that if Deconsolidation occurs in fiscal 1997 or 1998, the amount reimbursed to TransAmerican would be between $15 million and $26 million and between $4 million and $7 million, respectively. The remaining amount of the tax relating to the gain would be paid over the lives of the assets transferred. However, TransTexas could be liable for additional taxes pursuant to the Tax Allocation Agreement and the several liability provisions of federal tax law.

         Generally, under the Tax Allocation Agreement, if net operating losses of TransTexas are used by other members of the TransAmerican Consolidated Group, then TransTexas is entitled to the benefit (through reduced current tax payable) of such losses in later years to the extent TransTexas has taxable income, remains a member of the TransAmerican Consolidated Group, and the other group members have the ability to pay such taxes. If TransAmerican, the Company, TARC or TEXC transfers shares of TransTexas (or transfers options or other rights to acquire such shares) and, as a result of such transfer, Deconsolidation of TransTexas occurs, TransTexas would not thereafter receive any benefit pursuant to the Tax Allocation Agreement for net operating losses of TransTexas used by other members of the TransAmerican Consolidated Group prior to the Deconsolidation of TransTexas.

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

         The TransTexas Indenture provides that, upon the occurrence of a Change of Control, each holder of the TransTexas Notes will have the right to require TransTexas to repurchase such holder's TransTexas Notes at 101% of the principal amount thereof plus accrued and unpaid interest. As used in the TransTexas Indenture, "Change of Control" means (i) any sale, transfer, or other conveyance, whether direct or indirect, of all or substantially all of the assets of TransTexas, on a consolidated basis, to any "person" or "group" (as such terms are used for purposes of Sections 13(d) and 14(d) of the Exchange Act, whether or not applicable), other than to or among TransTexas' Wholly Owned Subsidiaries or the trustee under the TransTexas Indenture, whether in a single transaction or a series of related transactions, unless, immediately after such transaction, John R. Stanley has, directly or indirectly, in the aggregate, sole beneficial ownership of more than 50%, on a fully diluted basis, of the total voting power entitled to vote in the election of directors, managers, or trustees of the transferee, (ii) the liquidation or dissolution of TransTexas, or (iii) any transaction, event or circumstance pursuant to which any "person" or "group" (as such terms are used for purposes of Sections 13(d) and 14(d) of the Exchange Act, whether or not applicable), other than John R. Stanley and his Wholly Owned Subsidiaries or the trustee under the TransTexas Indenture, is or becomes the "beneficial owner" (as that term is used in Rules 13d-3 and 13d-5 under the Exchange Act, whether or not applicable, except that a person shall be deemed to be the "beneficial owner" of all shares that any such person has the right to acquire, whether such right is exercisable immediately or only after the passage of time), directly or indirectly, of more than 50% of the total voting power of TransTexas' then outstanding Voting Stock, unless, at the time of the occurrence of an event specified in clauses (i), (ii) or (iii), the TransTexas Notes, issued under the TransTexas Indenture have an Investment Grade Rating provided, however, that if, at any time within 120 days after such occurrence, the TransTexas Notes cease having an Investment Grade Rating, such event would constitute a "Change of Control." The term "person," as used in the definition of Change of Control, means a natural person, company, government or political subdivision, agency or instrumentality of a government and also includes a "group," which is defined as two or more persons acting as a partnership, limited partnership or other group. In addition, certain changes or other events in respect of the ownership or control of TransTexas that do not constitute a Change of Control under the TransTexas Indenture may result in a "change of control" of TransTexas under the terms of the BNY Facility and certain equipment financing. Such an occurrence could create an obligation for TransTexas to repay such other indebtedness. At October 31, 1996, TransTexas had approximately $22.9 million of indebtedness (excluding the TransTexas Notes) subject to such right of repayment or repurchase. In the event of a Change of Control under the TransTexas Indenture or a "change of control" under the terms of other outstanding indebtedness, there can be no assurance that TransTexas will have sufficient funds to satisfy any such payment obligations.

         In February 1995, TARC issued the TARC Notes that were initially collateralized by, among other things, 55 million shares of TransTexas' common stock (the "Common Stock"). In March 1996, TARC sold 4.55 million shares of Common Stock to provide additional financing for the Capital Improvement Program. TARC will require substantial additional financing over the course of the remaining construction period to complete the Capital Improvement Program. Completion schedules and the amount of additional expenditures required will depend upon, among other factors, the structure and timing of additional financing. TARC is currently negotiating with potential third-party investors to provide for additional funding, including strategic equity investors, financial investors and foreign producers of crude oil.

    Primarily because additional financing was not available on a timely basis, TARC management believes that TARC will not be able to complete Phase I of the Capital Improvement Program by February 15, 1997. Under the TARC Indenture, the failure of TARC to complete and test Phase I by February 15, 1997 would constitute an event of default at such date. Any such event of default could result in the sale, following the occurrence of such event of default, of some or all of the remaining 50.45 million shares of Common Stock pledged to collateralize the TARC Notes. A foreclosure on such shares would constitute a "change of control" of TransTexas under the BNY Facility and certain equipment financing, which may create an obligation for TransTexas to repay amounts outstanding thereunder. A sale of such shares following a foreclosure could result in a Change of Control under the TransTexas Indenture. TARC anticipates that, prior to February 15, 1997, it will solicit the approval of the holders of the TARC Notes with respect to any elements of a proposed financing that otherwise would be limited by the terms of the TARC Indenture, as well as to a revised budget and an extension of the required completion date for Phase I. There can be no assurance that current negotiations will result in additional financing for the Capital Improvement Program, that additional financing will be available, or that the requisite approval of the TARC noteholders can be obtained.

REFINING

    RESULTS OF OPERATIONS

         TARC's refinery was inoperative from January 1983 through February 1994. During this period, TARC's revenues were primarily from tank rentals and its expenses were composed of maintenance and repairs, tank rentals, general and administrative expenses and property taxes. TARC commenced partial operations at the refinery in March 1994 and has operated the vacuum unit intermittently since then. TARC's decision to commence or suspend operations is based on the availability of financing, current operating margins and the need to tie-in units as they are completed. TARC does not consider its historical results to be indicative of future results.

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

   THREE MONTHS ENDED OCTOBER 31, 1996, COMPARED WITH THE THREE MONTHS ENDED
     OCTOBER 31, 1995

         There were no revenues for the three months ended October 31, 1996.

         There were no costs of products sold for the three months ended October 31, 1996. Costs of products sold of $75.8 million for the same period in 1995 was primarily a result of processing feedstocks for third parties pursuant to processing arrangements.

         Losses from processing arrangements, which are discussed below in "Liquidity and Capital Resources," of $5.2 million for the three months ended October 31, 1996 were primarily due to low margins and price management activities.

         Operations and maintenance expense for the three months ended October 31, 1996 decreased to $3.9 million from $4.5 million for the same period in 1995, primarily due to decreases in salaries and refinery fuel costs.

         Taxes other than income taxes for the three months ended October 31, 1996 decreased to $0.9 million from $1.1 million for the same period in 1995, primarily due to decreased franchise tax expense.

         General and administrative expenses decreased to $1.7 million for the three months ended October 31, 1996 from $4.0 million for the same period in 1995, primarily due to decreased litigation expense.

         Interest income for the three months ended October 31, 1996 decreased $1.5 million as compared to the same period in 1995 primarily due to interest earned in 1995 on a higher balance held in the Collateral Account. Interest expense, net for the three months ended October 31, 1996 decreased $3.9 million, primarily due to a larger portion of interest capitalized in 1996 versus 1995. During the three months ended October 31, 1996, TARC capitalized approximately $17.7 million of interest related to property and equipment additions at TARC's refinery compared to $10.8 million for the three months ended October 31, 1995.

         The equity in loss of TransTexas for the three months ended October 31, 1996 of $1.3 million reflects TARC's 14.1% equity interest in TransTexas.

   NINE MONTHS ENDED OCTOBER 31, 1996, COMPARED WITH THE NINE MONTHS ENDED
     OCTOBER 31, 1995

         Total revenues for the nine months ended October 31, 1996 decreased to $10.9 million from $143.8 million for the same period in 1995, due to processing of feedstocks in the prior period.

         Costs of products sold for the nine months ended October 31, 1996 decreased to $12.4 million from $151.0 million for the same period in 1995, due to processing of feedstocks for third parties in the prior period.

         Losses from processing arrangements, which are discussed below in "Liquidity and Capital Resources," for the nine months ended October 31, 1996 of $8.5 million were primarily due to low margins and price management activities.

         Operations and maintenance expense for the nine months ended October 31, 1996 to $9.6 million from $9.1 million for the same period in 1995, primarily due to an increase in fuel costs during the first six months of fiscal year 1997 and contract labor costs.

         Taxes other than income taxes for the nine months ended October 31, 1996 increased to $3.8 million from $3.2 million for the same period in 1995, primarily due to increased property tax expense.

         General and administrative expenses for the nine months ended October 31, 1996 decreased to $7.4 million from $9.2 million for the same period in 1995, primarily due to decreased litigation expense.

         Interest income for the nine months ended October 31, 1996 decreased $5.4 million as compared to the same period in 1995 primarily due to interest earned in 1995 on a higher balance in the Collateral Account. Interest expense, net for the nine months ended October 31, 1996 decreased $14.3 million, primarily due to a larger portion of interest capitalized in 1996 versus 1995. During the nine months ended October 31, 1996, TARC capitalized approximately $51.0 million of interest related to property and equipment additions at TARC's refinery, compared to $26.1 million for the nine months ended October 31, 1995.

         The equity in earnings of TransTexas for the nine months ended October 31, 1996 of $9.8 million reflects TARC's 20.3% equity interest in TransTexas until TARC's sale of 4.55 million shares of TransTexas stock in March 1996 which decreased TARC's interest in TransTexas to 14.1%.

         Other income for the nine months ended October 31, 1995 was $2.4 million which was primarily a result of trading gains on futures contracts.

    LIQUIDITY AND CAPITAL RESOURCES

         The current budget for the Capital Improvement Program calls for total expenditures of $434 million. As of October 31, 1996, expenditures on the Capital Improvement Program funded by or approved for reimbursement from the cash collateral account totaled approximately $206 million. TARC will require substantial additional financing in excess of the current budget over the course of the remaining construction period to complete the Capital Improvement Program. Completion schedules and the amount of additional expenditures required will depend upon, among other factors, the structure and timing of additional financing. TARC is currently negotiating with potential third-party investors to provide for additional funding, including strategic equity investors, financial investors and foreign producers of crude oil.

         Primarily because additional funding was not available to the Company on a timely basis, management of TARC believes that TARC will not be able to complete Phase I of the Capital Improvement Program by February 15, 1997.
Under the Indenture, the failure of TARC to complete and test Phase I by February 15, 1997 would constitute an Event of Default at such date. If an Event of Default occurs and is continuing, either the Indenture Trustee or the Holders of 25% in aggregate principal amount of the TARC Notes then outstanding may declare all principal of the TARC Notes and accrued interest thereon to be due and payable immediately. Prior to the declaration of acceleration of the maturity of the TARC Notes, the Holders of a majority in aggregate principal amount of the TARC Notes at the time outstanding may waive on behalf of all the Holders any default, except a default in the payment of principal, of premium, if any, or interest on any TARC Note not yet cured, or a default with respect to any covenant or provision that cannot be modified or amended without the consent of the Holder of each outstanding TARC Note affected.

         TARC anticipates that, prior to February 15, 1997, it will solicit the Holders' approval with respect to any elements of a proposed financing that otherwise would be limited by the terms of the Indenture, as well as to a revised budget and an extension of the required completion date for Phase I. There can be no assurance that current negotiations will result in additional financing for the Capital Improvement Program, that other financing will be available, or that the requisite approval of the Holders can be obtained.

         As of October 1996, TARC had expended the $173 million placed in the collateral account from the issuance of the TARC Notes in February 1995, as well as the proceeds from the March 1996 sale of TransTexas common stock. In May 1996, in anticipation of the limited availability of collateral account funds, TARC began scaling back expenditures on the Capital Improvement Program so that remaining funds were expended only on those critical path items necessary to complete and test refinery units by the dates specified in the TARC Indenture.

         In July 1996, TARC executed a promissory note to TransAmerican for up to $25 million. The note bears interest at a rate of 15% per annum, payable quarterly beginning October 31, 1996, and matures on July 31, 1998. As of
October 31, 1996, the entire $25 million was outstanding under the note.   On
November 1, 1996, TARC executed an additional $25 million promissory note to TransAmerican which bears interest at 15% per annum, payable quarterly
beginning December 31, 1996, and which matures on September 30, 1998.   At
November 30, 1996, TARC had
approximately $34.1 million outstanding under these notes.   TARC has not made
the scheduled interest payment provided for in the first note. These and additional borrowings are being utilized by TARC to fund the critical path items mentioned above, as well as working capital needs, pending additional financing from other sources. There can be no assurance that TransAmerican will make additional advances to the TARC.

         In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." As of February 1, 1996, TARC adopted the requirements of SFAS No. 121. TARC currently believes, based on estimates of refining margins and current estimates for costs of the Capital Improvement Program that future undiscounted cash flows will be sufficient to recover the cost of the refinery over its estimated useful life, as well as the costs of related identifiable intangible assets. Management believes there have been no events or changes in circumstances that would require the recognition of an impairment loss. However, due to the inherent uncertainties in estimating future refining margins, in constructing and operating a large scale refinery and the uncertainty regarding TARC's ability to complete the Capital Improvement Program, there can be no assurance that TARC will ultimately recover the cost of the refinery.

         TARC has incurred losses and negative cash flow from operations as a result of limited refining operations that did not cover the fixed costs of maintaining the refinery, increased working capital requirements and losses on refined product sales and processing arrangements. Such losses are due to financing costs, low margins and price management activities. Based on recent refining margins, recent projected levels of operations and debt service requirements, such negative cash flows from operations are likely to continue. Primarily as a result of these factors and accounts payable related to the Capital Improvement Plan, TARC had negative working capital of $37.4 million at October 31, 1996. In order to operate the refinery and service its debt, TARC must raise debt or equity capital in addition to the funds required to complete the Capital Improvement Program. There is no assurance that additional financing for the capital Improvement Program, additional working capital or any necessary approval from the Holders will be obtained or that profitable operations will be ultimately achieved. As a result, there is substantial doubt about TARC's ability to continue as a going concern. If TARC (i) does not complete the Capital Improvement Program timely, (ii) incurs significant cost overruns, (iii) does not ultimately achieve profitable operations, or (iv) ceases to continue operations, TARC's investment in the refinery may not be recovered. The consolidated financial statements do not include any adjustments for these uncertainties.

         Additionally, the Company has pledged its entire ownership interest of the common stock of TransTexas as collateral for the TARC Notes. In the event TARC does not continue as a going concern, it is likely that the Company will lose its entire investment in TransTexas. Therefore, if the Company is unable to recover its investment in TARC and loses its investment in TransTexas, there is substantial doubt in the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

         A change of control or other event that results in deconsolidation of TARC from TransAmerican's consolidated group for federal income tax purposes could result in the acceleration of payment of a substantial amount of federal income taxes by TransAmerican. Each member of a consolidated group filing a consolidated federal income tax return is severally liable for the consolidated federal income tax liability of the consolidated group. There can be no assurance that TransAmerican will have the ability to satisfy the above tax obligation at the time due and, therefore, TARC or other members may be required to pay the tax. A decision by the Company or TARC to sell TransTexas shares could result in deconsolidation of TransTexas for tax purposes. Such sales may be necessary to raise funds required to complete the Capital Improvement Program. TransAmerican's tax liability that could result from deconsolidation is estimated to be approximately $35 million at October 31, 1996. TARC, as a member of the consolidated group, is severally liable for this liability. To the extent TransAmerican is unable to fund the entire liability, TARC may be required to pay a portion of this tax. TARC is unable to determine its share, if any, of the liability which would result from deconsolidation because (i) it is uncertain whether deconsolidation will occur and (ii) if deconsolidation should occur, it is uncertain whether TARC would be required to fund any portion of the tax liability under the joint and several liability provisions.

         TARC enters into financing arrangements to maintain an available supply of feedstocks. Typically, TARC enters into an agreement with a third party to acquire a cargo of feedstock scheduled for delivery to TARC's refinery. TARC pays through the third party all transportation costs, related taxes and duties and letter of credit fees for the cargo, plus a negotiated commission. Prior to arrival at the refinery, another third party purchases the cargo, and TARC commits to purchase, at a later date, the cargo at an agreed price plus commission and costs. TARC also places margin deposits with the third party to permit the third party to hedge its price risk. TARC purchases these cargos in quantities sufficient to maintain expected operations and is obligated to purchase all of the cargos delivered pursuant to these arrangements. In the event the refinery is not operating, these cargos may be sold on the spot market. During the nine months ended October 31, 1996, approximately 1.1 million barrels of feedstocks with a cost of $23 million were sold by a third party on the spot market prior to delivery to TARC without a material gain or loss to TARC.

         In March 1996, TARC entered into a processing agreement with a third
party for the processing of various feedstocks at the refinery.   Under the
terms of the agreement, the processing fee earned by TARC is based on the margin earned by the third party, if any, after deducting all of its related costs such as feedstock acquisition, hedging, transportation, processing and inspections plus a commission for each barrel processed. This agreement provides for TARC to process a total of approximately 1.1 million barrels of the third party's feedstock. For the nine months ended October 31, 1996, TARC incurred a loss of approximately $2.6 million related to this processing agreement primarily as a result of low margins and price management activities.

         In April 1996, TARC entered into a similar processing agreement with another third party to process feedstocks. As of October 31, 1996, TARC had completed processing approximately 5.1 million barrels of feedstocks and is storing approximately 0.3 million barrels of intermediate and refined products, under this agreement. Also, during the quarter ended October 31, 1996, TARC entered into a processing agreement with this third party to process approximately 0.6 million barrels of the third party's feedstocks for a fixed price per barrel. Under the terms of this fixed price agreement, TARC met all quantity and quality yields earning the full price per barrel. As of October 31, 1996, TARC recorded a net loss of approximately $5.9 million related to these processing arrangements primarily as a result of low margins and price management activities.

         Environmental compliance and permitting issues are an integral part of the capital expenditures in the Capital Improvement Program. During the next three fiscal years, TARC does not expect to incur significant expenses for environmental compliance in addition to the amounts included in the Capital Improvement Program. There is no assurance, however, that costs incurred to comply with environmental laws will not have a material adverse effect on TARC's future results of operations, cash flows or financial condition. TARC also has contingent liabilities with respect to litigation matters as more fully described in Note 2 of Notes to Condensed Consolidated Financial Statements included elsewhere in this report.

FORWARD-LOOKING STATEMENTS

         Forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, are included throughout this report. Words such as "anticipates," "expects," "believes" and "likely" indicate forward-looking statements. The Company's management believes that its current views and expectations are based on reasonable assumptions; however, there are significant risks and uncertainties that could significantly affect expected results. Factors that could cause actual results to differ materially from those in the forward-looking statements include TARC's success in raising additional capital to complete the Capital Improvement Program as scheduled, engineering problems, work stoppages, personnel shortages, cost overruns, fluctuations in the commodity prices for petroleum and refined products, casualty losses, conditions in the capital markets and competition. Additional factors affecting TransTexas include fluctuations in the commodity prices for natural gas, crude oil, condensate and natural gas liquids, the extent of TransTexas' success in discovering, developing and producing reserves, conditions in the equity and capital markets, the ultimate resolution of litigation and competition.

                          PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

       See Notes 2 and 8 to the condensed consolidated financial statements for a discussion of the Company's legal proceedings.

ITEM 5. OTHER INFORMATION

TARC'S CAPITAL IMPROVEMENT PROGRAM

       TARC's Capital Improvement Program ("CIP") is designed to increase the capacity and complexity of the refinery. The most significant projects include: (i) completion of a delayed coking unit to process vacuum tower bottoms into lighter petroleum products, (ii) reactivation and revamping of a fluid catalytic cracking unit ("FCC Unit") to increase gasoline production capacity, (iii) upgrading and expanding existing hydrotreating and desulfurization units to increase sour crude processing capacity and (iv)
reactivation  of the MTBE unit.   In addition, TARC plans to expand, modify,
and add other processing units, tankage, and offsite facilities as part of the CIP. The CIP includes expenditures necessary to ensure that the refinery is in compliance with certain existing air and water discharge regulations. TARC has engaged a number of specialty consultants and engineering and construction firms to assist TARC in completing the individual projects that comprise the CIP. Each of these firms was selected because of its specialized expertise in a particular process or unit integral to the CIP.

       The following table sets forth, as of October 31, 1996, TARC's capital budget for, and expenditures on TARC's CIP (in millions of dollars):

                                                          CAPITAL
                                                          BUDGET     EXPENDITURES
                                                          -------    ------------
              PHASE I:
                Delayed Coking Unit                       $   38       $     55
                Naphtha Pretreater                             7              4
                No. 2 Reformer                                 6              1
                VGO HDS Unit                                  25              5
                FCC Unit                                      75             36
                FCC Upgrades                                  11              7
                Alkylation Unit                               20              9
                MTBE Unit                                      2             --
                Sulfur Recovery Units/Amine System            26             22
                Additional Tank Storage Capacity              21             10
                Offsite Facilities                            22             24
                Other                                          8              3
                Engineering and Administrative                 8             15
                Contingencies                                 40*             9
                                                          ------       --------
                    Total Phase I                            309            200
                                                          ------       --------

                PHASE II:
                Light Naphtha Isomerization Unit               5              3
                No. 2 Fuel Oil HDS Unit                       31              2
                Sulfur Recovery Units/Amine System            17             --
                Offsite Facilities                            18             --
                MTBE Unit Expansion                           33**           --
                Other                                          2             --
                Engineering and Administrative                 3             --
                Contingencies                                 16*             1
                                                          ------       --------
                   Total Phase II                            125              6
                                                          ------       --------
                   Total Capital Improvement Program      $  434       $    206
                                                          ======       ========

---------------

* To the extent that expenditures exceed the approved capital budget for a unit or units, the contingencies portion of the budget will be allocated to specific units. As of October 31, 1996, approximately $25 million of the contingencies budget have been allocated for expenditures on the Delayed Coking Unit, Engineering and Administrative and Offsite Facilities. These estimates, as well as other estimates and projections herein, are subject to substantial revision upon the occurrence of future events, such as unavailability of, or delays in financing, engineering problems, work stoppages, personnel shortages and cost overruns over which TARC may not have any control.

** TARC intends to reallocate these expenditures to other budgeted items in accordance with the Disbursement Agreement.

         As of October 31, 1996, expenditures on the CIP funded by or approved for reimbursement from the cash collateral account totaled approximately $206 million. TARC will require substantial additional financing in excess of the current budget over the course of the remaining construction period to complete the Capital Improvement Program. Completion schedules and the amount of additional expenditures required will depend upon, among other factors, the structure and timing of additional financing. TARC is currently negotiating with potential third-party investors to provide for additional funding, including strategic equity investors, financial investors and foreign producers of crude oil.

         Primarily because additional funding was not available to TARC on a timely basis, TARC management believes that TARC will not be able to complete Phase I of the Capital Improvement Program by February 15, 1997. Under the Indenture, the failure of TARC to complete and test Phase I by February 15, 1997 would constitute an Event of Default at such date. If an Event of Default occurs and is continuing, either the Indenture Trustee or the Holders of 25% in aggregate principal amount of the TARC Notes then outstanding may declare all principal of the TARC Notes and accrued interest thereon to be due and payable immediately. Prior to the declaration of acceleration of the maturity of the TARC Notes, the Holders of a majority in aggregate principal amount of the TARC Notes at the time outstanding may waive on behalf of all the Holders any default, except a default in the payment of principal, of premium, if any, or interest on any TARC Note not yet cured, or a default with respect to any covenant or provision that cannot be modified or amended without the consent of the Holder of each outstanding TARC Note affected.

         TARC anticipates that, prior to February 15, 1997, it will solicit the Holders' approval with respect to any elements of a proposed financing that otherwise would be limited by the terms of the Indenture, as well as to a revised budget and an extension of the required completion date for Phase I. There can be no assurance that current negotiations will result in additional financing for the Capital Improvement Program, that other financing will be available, or that the requisite approval of the Holders can be obtained.

         As of October 1996, TARC had expended the $173 million placed in the collateral account from the issuance of the TARC Notes in February 1995, as well as the proceeds from the March 1996 sale of TransTexas common stock. In May 1996, in anticipation of the limited availability of collateral account funds, TARC began scaling back expenditures on the Capital Improvement Program so that remaining funds were expended only on those critical path items necessary to complete and test refinery units by the dates specified in the TARC Indenture.

         In July 1996, TARC executed a promissory note to TransAmerican for up to $25 million. The note bears an interest rate of 15% per annum, payable quarterly beginning October 31, 1996, and matures on July 31, 1998. As of
October 31, 1996, the entire $25 million was outstanding under the note.   On
November 1, 1996, TARC executed an additional $25 million promissory note to TransAmerican which bears interest at 15% per annum, payable quarterly
beginning December 31, 1996, and which matures on September 30, 1998.   At
November 30, 1996, TARC had approximately $34.1 million outstanding under these notes. These and additional borrowings are being utilized by TARC to fund the critical path items mentioned above, as well as working capital needs, pending additional financing from other sources.

         As noted above, TARC must raise additional capital over the current budget to complete the CIP. Completion schedules and the amount of additional expenditures required will depend upon, among other factors, the structure and timing of additional Financing. The current plan and budget for the CIP calls for completion in two phases as described below:

         Phase I. Phase I will involve completion or reactivation of a delayed coking unit, a naphtha pretreater, a catalytic reformer, a vacuum gas oil hydrodesulfurization unit, a fluid catalytic cracking unit, an alkylation plant, an MTBE unit and sulfur recovery facilities. TARC anticipates that following completion of Phase I, it will be processing low-cost, sour crude oil in combination with sweet crude oil and atmospheric tower bottoms. Products from this phase are expected to include all the products produced prior to Phase I (naptha, kerosene, no. 2 fuel oil, atmospheric gas oil, atmospheric tower bottoms and vacuum gas oil) plus conventional gasoline and petroleum coke. TARC must raise additional capital to complete Phase I.

         Phase II. In Phase II of the Capital Improvement Program, TARC will expand hydrodesulfurization capacity, add a naphtha isomerization unit and add sulfur recovery facilities. Current plans do not include expansion of the MTBE Unit. TARC anticipates that, following completion of Phase II, it will process 200,000 BPD of heavy, sour crude oil.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS:

    27.1 -   Financial Data Schedule

(b) REPORTS ON FORM 8-K

         There were no reports on Form 8-K filed during the three months ended October 31, 1996.

                                  SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                        TRANSAMERICAN ENERGY CORPORATION
                                                  (Registrant)




                                    By:            /S/ JOHN R. STANLEY
                                        ----------------------------------------
                                        John R. Stanley, Chief Executive Officer





December 16, 1996

                               INDEX TO EXHIBITS


EXHIBIT
NUMBER                        EXHIBIT
------                        -------
27.1                   Financial Data Schedule