Form 10-K405
period 1997-01-31
TRANSAMERICAN ENERGY CORP
filed 1997-05-05
CIK 927763

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

[X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                      FOR THE YEAR ENDED JANUARY 31, 1997

                                       OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                          ---------------------------

                          REGISTRATION NUMBER 33-85930

                        TRANSAMERICAN ENERGY CORPORATION
             (Exact name of registrant as specified in its charter)

                   DELAWARE                                      76-0441642
       (State or other jurisdiction of                        (I.R.S. employer
        incorporation or organization)                      identification no.)
     1300 NORTH SAM HOUSTON PARKWAY EAST
                  SUITE 200
                HOUSTON, TEXAS                                     77032
   (Address of principal executive offices)                      (Zip code)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (281) 986-8822

                          ---------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The number of shares of common stock of the registrant outstanding on April 30, 1997, was 9,000.

================================================================================

                               TABLE OF CONTENTS

                                     PART I
  Item 1.    Business....................................................    1
  Item 2.    Properties..................................................   14
  Item 3.    Legal Proceedings...........................................   17
  Item 4.    Submission of Matters to a Vote of Security Holders.........   17
                                     PART II
             Market for Registrant's Common Equity and Related
  Item 5.    Stockholder Matters.........................................   18
  Item 6.    Selected Financial Data.....................................   18
             Management's Discussion and Analysis of Financial Condition
  Item 7.    and Results of Operations...................................   20
             Quantitative and Qualitative Disclosures About Market
  Item 7A.   Risk........................................................   35
  Item 8.    Financial Statements and Supplementary Data.................   36
             Changes in and Disagreements With Accountants on Accounting
  Item 9.    and Financial
             Disclosure..................................................   79
                                    PART III
  Item 10.   Directors and Executive Officers of the Registrant..........   80
  Item 11.   Executive Compensation......................................   81
             Security Ownership of Certain Beneficial Owners and
  Item 12.   Management..................................................   82
  Item 13.   Certain Relationships and Related Transactions..............   82
                                     PART IV
             Exhibits, Financial Statement Schedules and Reports on Form
  Item 14.   8-K.........................................................   83
             Signatures..................................................   90

                                     PART I

ITEM 1. BUSINESS

     TransAmerican Energy Corporation (the "Company") is a limited-purpose holding company formed in 1994 to hold certain shares of common stock of TransTexas Gas Corporation (together with its subsidiaries, "TransTexas") and all of the outstanding capital stock of TransAmerican Refining Corporation ("TARC"). The Company, TransTexas and TARC are all direct or indirect subsidiaries of TransAmerican Natural Gas Corporation ("TransAmerican"). The Company is engaged in the exploration for and the development, production and transportation of natural gas through operations conducted by TransTexas and is engaged in the refining and storage of crude oil and petroleum products through operations conducted by TARC.

     See Note 14 of Notes to the Consolidated Financial Statements included elsewhere herein for business segment information regarding the Company.

     The address of the Company's principal executive office is 1300 North Sam Houston Parkway East, Suite 200, Houston, Texas 77032, and its telephone number at that address is (281) 986-8822.

BACKGROUND

     Founded in 1958 by John R. Stanley with a single gas station, TransAmerican grew rapidly and by the mid-1970s had developed a chain of over 200 independent gasoline stations in New England and New York. In the early 1970s, TransAmerican sought to vertically integrate its retail gasoline operations by purchasing a refinery in Louisiana. During this period, TransAmerican also entered the exploration and production business by acquiring certain oil and gas properties in South Texas.

     In 1974, TransAmerican also began construction of a $140 million ammonia plant intended to use natural gas from its South Texas drilling operations as feedstock. Primarily as a result of a collapse in ammonia prices, TransAmerican was unable to obtain sufficient financing to complete construction of the plant. Unable to meet its obligations, TransAmerican and its affiliates filed a voluntary bankruptcy petition in October 1975. TransAmerican began operating pursuant to a confirmed plan of reorganization in May 1980.

     In 1979, TransAmerican began an expansion and modernization program at the refinery. However, in January 1983, before completion of the construction program and after expenditures of $900 million, financial difficulties prevented TransAmerican from completing certain units of the refinery and forced a shutdown of operations. As a result, TransAmerican filed a voluntary bankruptcy petition. TransAmerican emerged from bankruptcy in October 1987. As a condition of the bankruptcy plan, TransAmerican formed TARC as a wholly owned subsidiary and transferred its refinery assets to TARC. From 1983 to August 1993, TransAmerican and TARC spent approximately $125 million on maintenance and capital expenditures at the refinery.

     In February 1995, TARC issued $340 million aggregate principal amount of 18 1/2% Guaranteed First Mortgage Discount Notes due 2002 and $100 million aggregate principal amount of 16 1/2% Guaranteed First Mortgage Notes due 2002 (together with the First Mortgage Discount Notes, the "TARC Notes"). The net proceeds from this offering were used to fund the expansion and upgrading of TARC's refinery, for working capital requirements, including construction costs incurred prior to the offering and repayment of intercompany debt to TransAmerican.

     The TARC Notes are unconditionally guaranteed on a senior secured basis (the "Guarantee") by TEC. The Guarantee and the TARC Notes are currently collateralized by TEC's only assets, which consist of 100% of the outstanding capital stock of TARC and 40 million shares of common stock (54% of the currently outstanding capital stock) of TransTexas held by TEC. In addition,
5.45 million shares of common stock (7.4% of the currently outstanding capital stock) of TransTexas held by TARC are pledged to collateralize the TARC Notes and the Guarantee. Under certain circumstances, shares of TransTexas common stock pledged to collateralize the Guarantee may be released from such pledge. If required to honor the Guarantee, TEC has no current ability to do so without selling its shares of capital stock of TransTexas or TARC.

     On August 24, 1993, TransAmerican and its subsidiaries transferred substantially all of their natural gas exploration, production and transmission businesses to TransTexas (the "Transfer") pursuant to an agreement among TransAmerican, TransTexas and John R. Stanley (the "Transfer Agreement"). Simultaneously with the Transfer, TransTexas issued $500 million principal amount of its 10 1/2% Senior Secured Notes due 2000 (the "Prior Notes"). With the proceeds from the sale of the Prior Notes, TransTexas paid $349.9 million of TransAmerican's indebtedness, including all of the allowed claims then outstanding under TransAmerican's plan of reorganization. In March 1994, TransTexas completed an initial public offering of 5 million shares of its common stock. In October 1994, TransAmerican sold to the public 5.25 million shares of TransTexas's common stock. In February 1995, in connection with a public offering of debt securities by TARC, TransAmerican transferred 55 million shares of TransTexas's common stock (74.3% of the total then outstanding) to TEC. TEC then transferred 15 million of these shares (20.3% of the total then outstanding) to TARC. In March 1996, TARC sold to the public 4.55 million shares of TransTexas's common stock (6.2% of the total shares outstanding) to provide additional financing for TARC's capital improvement program. An aggregate of
50.45 million shares of TransTexas's common stock (68.2% of the total shares outstanding) held by TEC and TARC are currently pledged as collateral for TARC's debt securities. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

     On June 20, 1995, TransTexas completed a public offering of $800 million principal amount of 11 1/2% Senior Secured Notes due 2002 (the "TransTexas Notes"). TransTexas used a portion of the net proceeds from the sale of the TransTexas Notes to retire or defease the entire $500 million principal amount of the Prior Notes. For further information, see Note 2 of Notes to Consolidated Financial Statements included elsewhere herein.

     TransTexas is engaged in exclusive negotiations to sell all of the stock of TransTexas Transmission Corporation ("TTC"), its subsidiary that owns substantially all of TransTexas' Lobo Trend (defined below) producing properties and related pipeline transmission system, for an estimated sales price of approximately $1.1 billion (the "Lobo Sale"). As of February 1, 1997, TransTexas' Lobo Trend producing properties to be owned by TTC at the time of the Lobo Sale had proved reserves of 550 Bcfe. As of February 1, 1997, after giving effect to the Lobo Sale, TransTexas' lease acreage would have approximated 545,000 gross (395,000 net) acres, with net proved reserves of 404 Bcfe and net daily production of approximately 230 MMcfd of natural gas and 3,250 BPD of condensate and crude oil. For the quarter ended January 31, 1997, such operations generated approximately $52 million of TransTexas' total EBITDA of $89 million. TransTexas intends to use the proceeds from the Lobo Sale for general corporate purposes, which may include a recapitalization of TransTexas. There can be no assurance that the Lobo Sale will be consummated or, if consummated, will be upon the terms described herein.

BUSINESS OF TRANSTEXAS

     TransTexas is engaged in the exploration for and development and production of natural gas, primarily in South Texas. TransTexas also owns and operates a system of approximately 1,100 miles of gathering and transmission pipelines and performs most of its own well site preparation, drilling, workover, completion, pipeline and production services. TransTexas' business strategy is to utilize its extensive experience gained from over 20 years of drilling and operating wells in South Texas, to continue to find, develop and produce reserves at a low cost. TransTexas' average net production for the year ended January 31, 1997 was 420 MMcfd, for a total net production of 153.6 Bcf of natural gas. During fiscal 1997, TransTexas drilled 151 wells and intends to drill approximately 130 wells in fiscal 1998. As of February 1, 1997, TransTexas owned 769,594 gross (603,062 net) acres of mineral interests, with proved reserves of 954 Bcfe.

EXPLORATION AND PRODUCTION OPERATIONS

     The exploration and production activities of TransTexas consist of geological evaluation of current and prospective leased properties, the acquisition of mineral leases or other interests in prospects and the development and operation of leased properties for the production and sale of natural gas, condensate and crude oil. TransTexas operates substantially all of its producing properties. Drilling activities are performed by TransTexas and, when necessary, by independent drilling contractors.

     To maintain its reserve base and production, TransTexas must locate and acquire new gas and condensate reserves to replace those being depleted by production. Without successful drilling and exploration or acquisition activities, TransTexas' reserves and production will decline appreciably. In particular, TransTexas' principal producing properties are characterized by a high initial production rate, followed by a steep decline in production resulting in an average half-life per well of less than two years and an economic life of ten years. TransTexas' business strategy is to add reserves by pursuing an active drilling program on its existing undeveloped properties and on properties that it may acquire in the future. There can be no assurance that production from new wells will be sufficient to replace production from existing wells.

     As of April 30, 1997, TransTexas was drilling 24 gross (21 net) wells and intends to drill a total of approximately 130 wells during fiscal 1998. TransTexas drilled, or participated in the drilling of, the following numbers of wells during the periods indicated:

                                                      SIX MONTHS
                                        YEAR ENDED       ENDED         YEAR ENDED JULY 31,
                                        JANUARY 31,   JANUARY 31,   -------------------------
                                           1997          1996          1995          1994
                                        -----------   -----------   -----------   -----------
                                        GROSS   NET   GROSS   NET   GROSS   NET   GROSS   NET
                                        -----   ---   -----   ---   -----   ---   -----   ---
Exploratory Wells:
  Productive(1).......................   36     33     12     11     13     13       4      4
  Non-Productive......................   45     41     13     12      7      6       1      1
  % Productive........................   44%    45%    48%    48%    65%    68%     80%    80%
Development Wells:
  Productive(1).......................   67     66     36     36     63     63     112    112
  Non-Productive......................    3      3      4      4     15     15      23     23
  % Productive........................   96%    96%    90%    90%    81%    81%     83%    83%

---------------

(1) Productive wells consist of producing wells and wells capable of production, including gas wells awaiting pipeline connection. Wells that are completed in more than one producing zone are counted as one well. As of January 31, 1997, TransTexas had a total of 855 productive wells, 24 of which had multiple completions.

  Net Production, Unit Prices, and Costs

     The following table sets forth information with respect to net production and average unit prices and costs for the periods indicated:

                                                             SIX MONTHS
                                           YEAR ENDED           ENDED          YEAR ENDED
                                           JANUARY 31,       JANUARY 31,        JULY 31,
                                         ---------------   ---------------   ---------------
                                          1997     1996     1996     1995     1995     1994
                                         ------   ------   ------   ------   ------   ------
Production:
  Gas (Bcf)(1).........................   153.6    137.9     66.8     76.9    147.9    130.9
  NGLs (MMgals)........................   174.2    169.2     65.3    121.3    225.3    164.0
  Condensate and oil (MBbls)...........     604      543      258      354      638      650
Average sales prices:
  Gas (dry) (per Mcf)(2)...............  $ 2.14   $ 1.51   $ 1.65   $ 1.41   $ 1.40   $ 1.96
  NGLs (per gallon)....................     .36      .27      .30      .27      .26      .27
  Condensate and oil (per Bbl).........   21.54    17.76    17.39    16.50    17.22    15.13
Average lifting cost per Mcfe(3).......     .29      .23      .23      .21      .21      .24

---------------

(1) Net gas production volumes for the year ended January 31, 1997, include 32.0 Bcf delivered to third parties under volumetric production payments.

(2) Average price calculations for the year ended January 31, 1997, include prices for amounts delivered to third parties under volumetric production payments. The average gas price for TransTexas' undedicated production for this period was $2.39 per Mcf. Gas prices do not include the effect of hedging.

(3) Condensate and oil are converted to a common unit of measure ("Mcfe" or thousand cubic feet of gas equivalent) on the basis of six Mcf of natural gas to one barrel of condensate or oil. The components of production costs may vary substantially among wells depending on the methods of recovery employed and other factors. The calculation of average lifting cost per Mcfe for the year ended January 31, 1997 gives effect to volumes delivered to third parties under volumetric production payments.

  Drilling Services

     TransTexas performs substantially all of its own drilling and oil field services through its drilling services division. These activities include drilling, oil and natural gas well workover and completion services as well as a variety of other support services required for the exploration and production of natural gas. As of March 31, 1997, TransTexas owned 22 land drilling rigs, nine workover rigs and two fracture stimulation fleets. Complementary drilling, completion and workover service equipment includes a ready-mix concrete plant, twin cementing trucks, a coiled tubing unit, a snubbing unit, electric line and logging units, slickline units, tag units, and an extensive fleet of construction, inspection and other rolling stock.

     Activity in the contract drilling industry and related oil services businesses has shown significant improvement over the last three years due to the increased worldwide demand for oil and natural gas. TransTexas intends to consider alternatives to maximize stockholder value with respect to the drilling services division including options such as a spinoff, a sale to a third party, a merger or another business combination.

DEVELOPMENT ACTIVITY AND RECENT DISCOVERIES

     Lobo Trend. At January 31, 1997, TransTexas held approximately 234,000 gross (217,000 net) acres in the Lower Wilcox Lobo Trend, located in Webb and Zapata Counties, Texas ("Lobo Trend"). TransTexas has developed approximately 29% of its net Lobo Trend acreage. As of January 31, 1997, TransTexas owned a 100% working interest in substantially all of its lease acreage in the Lobo Trend. TransTexas is the operator of substantially all of its Lobo Trend properties. At January 31, 1997, TransTexas had interests in approximately 754 producing wells in the Lobo Trend.

     Bob West North. In late 1994, TransTexas made a natural gas discovery in the Bob West North area of southern Zapata County, Texas. Since the discovery, TransTexas has drilled 46 wells and completed 44 wells in the area. TransTexas' mineral interests in Bob West North consist of a 98% working interest in 15,800 gross (14,400 net) acres and a 90% net profits interest in 660 gross acres. By the end of fiscal 1997, TransTexas' net daily natural gas production from the Bob West North area surpassed that of the Lobo Trend. On January 31, 1997, TransTexas was drilling two wells in Bob West North, was in the process of completing two wells and had daily gross natural gas production of 261 MMcfd (186 net MMcfd). For the twelve months ended January 31, 1997, TransTexas produced 45.7 Bcf (32.6 net Bcf) from the Bob West North area. Recent drilling results indicate the potential for a new productive fault block of the structure that previously had not been drilled.

     Lodgepole, North Dakota. TransTexas is participating in the exploration and development of the Lodgepole area of Stark and Dunn Counties, North Dakota. In late 1996, TransTexas announced the discovery of a Lodgepole carbonate reef oil field in Dickinson, North Dakota with the Heart River #1, which flow tested at a daily rate of 6,836 BPD. TransTexas has conducted or participated in a series of 3-D seismic surveys covering more than 270 square miles in order to develop its drilling locations and evaluate acreage holdings. Based upon such 3-D seismic information, TransTexas has selected additional drilling locations in the producing reef and further seismic anomalies. TransTexas holds an average working interest of 80% in approximately 198,800 gross (98,400 net) acres in the Lodgepole. As of January 31, 1997, TransTexas was drilling one well, completing one well, and had drilled a total of seven wells in the Lodgepole, two of which had been completed and were producing at a combined gross daily production rate of 4,016 BPD. Since January 31, 1997, TransTexas has drilled and completed one additional well in the Lodgepole. Effective March 1997, all producing wells in the field were restricted to a State-mandated daily rate of approximately 1,000 BPD per well.

     Austin Chalk. The Austin Chalk formation, lying in an area from South Texas to East Louisiana, exhibits geological characteristics requiring the drilling of horizontal wells for production of natural gas. In 1996, TransTexas began the implementation of a strategy consisting of the evaluation of electric logs and production characteristics of existing vertically drilled wells. TransTexas selects areas where the thickness and resistivity of prospective pay is sufficient to economically justify the acquisition of mineral lease acreage and the drilling of horizontal development wells. As of January 31, 1997, TransTexas had drilled and completed one such horizontal well in Walker County, Texas that flow tested at a gross rate of 5.7 MMcfd (4.6 MMcfd net). TransTexas is drilling a second well, and a pipeline connection is currently under construction. As of January 31, 1997, TransTexas held a 100% working interest in approximately 30,200 gross (29,900 net) acres in the Austin Chalk in Walker, Angelina, Polk and Tyler Counties, Texas and Point Coupee Parish, Louisiana.

     Fandango South. TransTexas is developing an additional natural gas discovery located in the Lower Wilcox sands in Jim Hogg County, Texas known as the Fandango South area. As of January 31, 1997, TransTexas had drilled and completed one well in Fandango South, which was producing at a gross rate of 32 MMcfd (24.6 MMcfd net), and was drilling an additional well in the area that it intends to complete. As of January 31, 1997, TransTexas held a 100% working interest in approximately 4,600 acres in Fandango South.

     Wharton County. In 1995, TransTexas entered into an agreement with a privately held concern to jointly develop the mineral interests in Frio and Miocene sands in Wharton County, Texas. TransTexas is not the operator of this interest but interprets data from a dedicated 3-D seismic program to select drilling locations in which prior production has not depleted the shallow reservoirs. As of January 31, 1997, 47 wells had been drilled in shallow formations of the area, 22 of which had been completed and were producing at a combined gross rate of 13.6 MMcfd (8.4 MMcfd net). TransTexas also acquired lease acreage covering deep mineral rights of the Wilcox formation in Wharton County. TransTexas is currently drilling a well to test the potential of deeper formations. Preliminary electric log interpretation indicates 40 feet of potential pay in the Middle Wilcox formation. As of January 31, 1997, TransTexas held a 75% working interest in the shallow mineral rights in approximately 43,200 gross (34,300 net) acres in Wharton County and a 100% working interest in the deep mineral rights in approximately 1,800 gross (1,700 net) acres.

     La Grulla. TransTexas holds a working interest in excess of 80% in approximately 105,000 gross (84,000 net) acres in the La Grulla area of Starr County, Texas. As of January 31, 1997, TransTexas had combined daily gross natural gas production of 9.4 MMcfd (6.0 MMcfd net) from a total of 28 wells drilled in La Grulla of which 14 had been completed.

     Other Areas. TransTexas has also made discoveries of natural gas and oil in other prospects that, as of January 31, 1997, have undergone less development drilling, but which management believes could add material reserves and production.

     TransTexas owns approximately 7,000 gross (2,900 net) acres in a development area in Wayne County, Mississippi, in which it has drilled and completed an initial well. As of January 31, 1997, TransTexas was completing a second well and drilling a third well. The discovery well, The Foote Estate #1, has flow tested at a daily gross production rate of 12.4 MMcfd (7.0 MMcfd net) and 440 BPD (247 BPD net) of condensate and is being recompleted.

     TransTexas holds an 89% working interest in approximately 38,600 gross acres (35,600 net acres) in the Cuba Libre area of Webb County, Texas. As of January 31, 1997, TransTexas had daily gross natural gas production of 5.9 MMcfd (3.6 net MMcfd) from a total of 19 wells drilled in Cuba Libre, of which 9 had been completed by TransTexas.

SECTION 29 TAX CREDIT

     Significant federal tax incentives are available under Section 29 of the Internal Revenue Code of 1986, as amended (the "Code"), for the production and sale of certain qualified fuels from nonconventional sources, including natural gas produced from tight sand formations. These federal tax incentives (the "Section 29 Tax Credit") apply to tight sand gas produced and sold to an unrelated party before January 1, 2003, from wells drilled after November 4, 1990, and before January 1, 1993. The Section 29 Tax Credit is approximately $0.52 per MMBtu of natural gas produced from tight sand formations. The amount of the Section 29 Tax Credit is not adjusted for inflation although it could be reduced if the average reference price of domestic crude oil rises substantially. As of February 1, 1997, TransTexas had remaining developed reserves of approximately 27.6 Bcf that TransTexas believes qualify for the
Section 29 Tax Credit. TransTexas currently benefits on a separate taxpayer basis from the Section 29 Tax Credits to the extent that it has taxable income.

     The State of Texas exempts from severance taxes tight sand gas produced and sold from September 1991 through August 2001, from wells drilled after May 24, 1989, and before September 1, 1996. The majority of TransTexas' reserves from wells drilled in the Lobo Trend after May 24, 1989 qualify for this exemption. In addition, the State of Texas recently adopted a bill extending this severance tax exemption to tight sand gas produced from wells drilled after August 31, 1996 and before September 1, 2002. Tight sand gas produced from such wells is entitled to a reduction in severance taxes for the first 120 months beginning on the first day of production or until the cumulative value of the tax reduction equals 50% of the drilling and completion costs incurred for the well.

PIPELINE AND TRANSMISSION OPERATIONS

     TransTexas owns and operates approximately 1,100 miles of intrastate gas gathering and mainline transmission pipeline systems (the "Pipeline System") in South Texas. The Pipeline System provides direct access to several major intrastate and interstate pipeline systems with major sales points at Laredo, Thompsonville, Alice and Agua Dulce, Texas. All of the interstate pipelines to which the Pipeline System is connected are "open access" systems of FERC's Order 636, requiring nondiscriminatory transportation of natural gas by third parties.

     The Pipeline System includes gathering systems that connect TransTexas' producing wells to its compression stations and transmission pipelines. The Pipeline System includes eleven compression stations providing combined mainline compression of approximately 78,100 horsepower and five dehydration plants with daily aggregate capacities of 900 MMcfd.

     TransTexas' high-Btu mainline system consists of a 27.5-mile, 30-inch line (550 MMcfd capacity) from Vaquillas to Hebbronville; a 55-mile, 20-inch line (320 MMcfd capacity) from TransTexas' Laredo dehydration station to Hebbronville; and a 9-mile, 16-inch line from Mirando to Vaquillas. All the high-Btu gas converges on a 40-mile, 30-inch line (630 MMcfd capacity) from Hebbronville to the Exxon King Ranch gas processing plant. This system transports TransTexas' production gathered from its northern properties in Webb and Zapata Counties.

     TransTexas' low-Btu mainline system consists of a 25-mile, 20-inch line (300 MMcfd capacity) from its Jennings compressor station to the Thompsonville compressor station; a 21-mile, 30-inch pipeline from Thompsonville to Hebbronville; and a 50-mile, 20-inch pipeline (320 MMcfd capacity) from Hebbronville to Agua Dulce. This system transports TransTexas' production from its southern properties in Zapata County to the sales points at Agua Dulce.

     On March 27, 1996, TransTexas completed the sale of its 41.67% interest in the 76-mile, 24-inch Midcon Texas pipeline that runs from TransTexas' Thompsonville compressor station to Agua Dulce. This 41.67% interest represented a capacity right to transport 125 MMcfd.

     As part of the Lobo Sale, TransTexas would divest the majority of its pipeline assets. However, TransTexas expects to enter into transportation contracts with the buyer of TTC that will permit TransTexas to transport substantially all of its natural gas production from South Texas during the three years following the Lobo Sale. TransTexas will retain ownership of its pipeline systems in the Bob West North and Fandango South fields. TransTexas believes that there is currently adequate pipeline transportation capacity for TransTexas' hydrocarbon production in all of its operating areas. TransTexas intends to build additional pipeline capacity as future needs require. However, there can be no assurance that TransTexas will have funds available to build additional pipeline capacity.

  Volume and Throughput

     The delivery capacity of the Pipeline System is currently 900 MMcfd. For the fiscal year ended January 31, 1997, 66% (389 MMcfd) of the natural gas transported by the Pipeline System was from TransTexas' production; the remaining 34% (196 MMcfd) was from third parties in the South Texas area. Virtually all of TransTexas' significant third-party transportation arrangements are on an interruptible basis with the exception of a transportation contract with The Coastal Corporation (together with its subsidiaries, "Coastal"). The agreement with Coastal provides for transportation rights of up to 38,700 MMBtu per day and terminates on July 1, 1999. TransTexas charges Coastal a transportation fee of $0.05 per MMBtu for deliveries in or near Agua Dulce. If TransTexas arranges for deliveries in the vicinity of Houston the charge is $0.13 per MMBtu.

     During the last three fiscal years, transportation fees charged for natural gas production of third parties have ranged from $0.05 to $0.17 per Mcf. For the fiscal year ended January 31, 1997, the average fee charged by TTC for transportation of natural gas production of third parties and TransAmerican was $0.14 per Mcf, while natural gas transportation, gathering, dehydration and compression charges with respect to TransTexas' production have been $0.17 per Mcf.

     TransTexas and MidCon Texas Pipeline Corp. ("MidCon") entered into a firm transportation agreement on January 10, 1996, under which MidCon is required for a period of five years to transport up to 150,000 MMBtu per day from four specified receipt points to the proposed pipeline interconnection between MidCon's pipeline and TransTexas' pipeline at Thompsonville. The minimum transportation fee is equal to 50,000 MMBtu times $0.03 times the number of days in the month, and TransTexas is required to pay the minimum fee for a total of
91.25 TBtu during the five-year period.

     In connection with the conveyance by TransTexas of certain production payment interests, TransTexas and an unaffiliated third party entered into a transportation agreement in January and May 1996, under which TransTexas will transport all gas produced under such production payment to TransTexas' Agua Dulce hub for the term of the production payment at no more than $0.17 per Mcf.

     The table below reflects the amounts of TransTexas' natural gas production and third parties' and TransAmerican's natural gas production transported by the Pipeline System for the periods indicated:

                                                                 SIX MONTHS ENDED
                                  YEAR ENDED JANUARY 31,            JANUARY 31,                    YEAR ENDED JULY 31,
                                 -------------------------   -------------------------   ---------------------------------------
                                    1997          1996          1996          1995          1995          1994          1993
                                 -----------   -----------   -----------   -----------   -----------   -----------   -----------
                                 (BCF)    %    (BCF)    %    (BCF)    %    (BCF)    %    (BCF)    %    (BCF)    %    (BCF)    %
                                 -----   ---   -----   ---   -----   ---   -----   ---   -----   ---   -----   ---   -----   ---
TransTexas.....................  142.4    66   179.9    87   84.6     86   104.0    90   199.3    89   179.0    90   168.1    92
Third Parties and
  TransAmerican................  71.8     34   27.2     13   13.6     14   11.7     10   25.3     11   19.2     10   14.7      8
                                 -----   ---   -----   ---   -----   ---   -----   ---   -----   ---   -----   ---   -----   ---
    Total volume...............  214.2   100   207.1   100   98.2    100   115.7   100   224.6   100   198.2   100   182.8   100
                                 =====   ===   =====   ===   =====   ===   =====   ===   =====   ===   =====   ===   =====   ===

  Natural Gas Processing

     TransTexas is currently processing natural gas at the Exxon King Ranch plant located in Kleberg County, Texas, pursuant to a contract that terminates in May 1997. TransTexas is currently negotiating a new contract with Exxon. There is no assurance that this contract can be renewed on the same terms and conditions.

     TransTexas' average daily production of natural gas liquids and the average price received by TransTexas from the sale of its NGLs was approximately 0.5 million gallons and $0.36 per gallon, respectively, for the fiscal year ended January 31, 1997. TransTexas' NGLs are sold to Exxon pursuant to the processing contract described above.

NATURAL GAS MARKETING

     TransTexas sells its natural gas on the spot market on an interruptible basis or pursuant to long-term contracts at market prices. TransTexas currently delivers gas to between 25 and 30 customers each month.

     TransTexas has two gas supply agreements with Coastal, both of which expire on June 15, 1997. Under the first agreement, TransTexas is currently required to make available for delivery and sale to Coastal 50 MMcf per day and Coastal is obligated to purchase a minimum quantity of an average of 40 MMcf per day. Under a second agreement with Coastal, Coastal has the right, but not the obligation, to purchase up to an additional 40 MMcf per day from TransTexas. The purchase price for the gas each month is determined by an averaging mechanism of two indices. The purchase price under the second agreement is subject to a further price adjustment of $0.12 per MMBtu.

     TransTexas and PanEnergy Trading and Market Service, Inc. entered into a long-term firm gas purchase contract on August 31, 1994, under which TransTexas will deliver 100,000 MMBtu per day through August 1997. The selling price for this gas is determined by certain industry averages as defined in the contract.

     TransTexas and MidCon entered into a long-term gas purchase contract on January 10, 1996, under which TransTexas is required to deliver a total of 100,000 MMBtu per day to four specified delivery points for a period of five years. The purchase price is determined by an industry index less $0.09 per MMBtu. Deliveries commenced on September 1, 1996. As part of this agreement, TransTexas built a 24-inch pipeline for MidCon that spans approximately 68 miles from the Bob West North field to MidCon's 30-inch pipeline in Webb County, Texas. The agreement provides for TransTexas to earn a 50% interest in a 28-mile segment of the new pipeline after 10 years.

     Three purchasers accounted for a total of 44% of the consolidated net gas, condensate, NGLs and transportation revenues of TransTexas for the year ended January 31, 1997. TransTexas believes that the loss of any single purchaser would not have a material adverse effect on TransTexas due to the availability of other purchasers for TransTexas' production at comparable prices.

HEDGING

     Beginning in April 1995, TransTexas entered into commodity price swap agreements (the "Hedge Agreements") to reduce its exposure to price risk in the spot market for natural gas. Pursuant to the Hedge

Agreements, either TransTexas or the counterparty thereto is required to make a payment to the other at the end of each month (the "Settlement Date"). The payments will equal the product of a notional quantity ("Base Quantity") of natural gas and the difference between a specified fixed price ("Fixed Price") and a market price ("Floating Price") for natural gas. The Floating Price is determined by reference to natural gas futures contracts traded on the New York Mercantile Exchange ("NYMEX"). The Hedge Agreements provide for TransTexas to make payments to the counterparty to the extent that the Floating Price exceeds the Fixed Price, up to a maximum ("Maximum Floating Price") and for the counterparty to make payments to TransTexas to the extent that the Floating Price is less than the Fixed Price. For the year ended January 31, 1997, TransTexas has made net settlement payments totaling approximately $37 million to the counterparty pursuant to the Hedge Agreements. As of January 31, 1997, TransTexas has Hedge Agreements with Settlement Dates ranging from February 1997 through April 1997 involving total Base Quantities for all monthly periods aggregating approximately 20.4 TBtu of natural gas. Fixed Prices for these agreements range from $1.70 to $1.78 per MMBtu ($1.76 to $1.84 per Mcf) up to Maximum Floating Prices ranging from $2.00 to $2.20 per MMBtu ($2.07 to $2.28 per Mcf). In addition, one agreement has a Fixed Price of $2.48 per MMBtu ($2.57 per Mcf) with no Maximum Floating Price. Under the terms of this agreement, the counterparty advanced $5 million to TransTexas. At January 31, 1997, the estimated cost to settle all of the Hedge Agreements would have been approximately $13 million. These agreements are accounted for as hedges and, accordingly, any gains or losses are deferred and recognized in the respective months as physical volumes are sold. At January 31, 1997, TransTexas maintained $1.0 million in a margin account related to the Hedge Agreements.

COMPETITION

     TransTexas encounters intense competition from major oil and gas companies and independent operators in the acquisition of desirable undeveloped natural gas leases and in the sale of natural gas. Many of its competitors are large, well-established companies with substantially larger operating staffs and greater capital resources than TransTexas' and which, in many instances, have been engaged in the energy business for a much longer time than TransTexas.

     The primary bases for competition in the natural gas and oil exploration and production businesses are the costs involved in the finding and development of such resources combined with commodity sales prices and market access. TransTexas places considerable emphasis upon the expertise of its exploration personnel and believes that its strategy of seeking undeveloped acreage with exploration and production potential allows it to leverage this expertise into low finding and development costs. TransTexas believes that its proven abilities in finding and developing natural gas and oil reserves enable it to compete effectively. TransTexas uses its expertise in South Texas, its financial resources and its ability to quickly evaluate and execute acreage acquisition transactions to compete with other oil and gas companies in the acquisition of prospective acreage in its areas of operation.

GOVERNMENTAL REGULATION

     TransTexas' gas exploration, production and related operations are subject to extensive rules and regulations promulgated by federal and state agencies. Failure to comply with such rules and regulations can result in substantial penalties. The regulatory burden on the gas industry increases TransTexas' cost of doing business and affects its profitability. Because such rules and regulations are frequently amended or reinterpreted, TransTexas is unable to predict the future cost or impact of complying with such laws.

     The State of Texas (through the Texas Railroad Commission) and many other states, including North Dakota, require permits for drilling operations, drilling bonds and reports concerning operations, and impose other requirements related to the exploration and production of gas. Such states also have statutes or regulations addressing conservation matters, including provisions for the unitization or pooling of gas properties, the establishment of maximum rates of production from oil or gas wells and the regulation of spacing, plugging and abandonment of such wells. The statutes and regulations of the State of Texas limit the rate at which gas can be produced from TransTexas' properties. However, these statutes and regulations have not materially impacted TransTexas' results of operations; however, there can be no assurance that such statutes and regulations will not affect TransTexas' operating results in the future.

     Several major regulatory changes have been implemented by the Federal Energy Regulatory Commission ("FERC") since 1985 that affect the economics of natural gas production, transportation and sales. In addition, the FERC continues to promulgate revisions to various aspects of the rules and regulations affecting those segments of the natural gas industry, most notably interstate natural gas transmission companies, that remain subject to the FERC's jurisdiction. These initiatives may also affect the intrastate transportation of gas under certain circumstances. The stated purpose of many of these regulatory changes is to promote competition among the various sectors of the gas industry. The ultimate impact on TransTexas of these complex and overlapping rules and regulations, many of which are repeatedly subjected to judicial challenge and interpretation, cannot be predicted.

ENVIRONMENTAL MATTERS

     For a discussion of environmental matters affecting TransTexas, see Note 15 of Notes to Consolidated Financial Statements included elsewhere herein.

EMPLOYEES

     As of April 1, 1997, TransTexas had approximately 2,600 employees, including approximately 2,100 field employees related to its natural gas exploration, production, transmission and service businesses. TransTexas will employ additional personnel as required by its operations and may engage the services of independent geological, engineering, land and other consultants from time to time. None of TransTexas' employees are parties to a collective bargaining agreement.

BUSINESS OF TARC

     TARC's refinery is located in the Gulf Coast region along the Mississippi River, approximately 20 miles from New Orleans, Louisiana. TARC's business strategy is to modify, expand and reactivate its refinery and to maximize refining margins by converting low-cost, heavy, sour crude oils into high-value, light petroleum products including primarily gasoline and heating oil.

     In February 1995, TARC began a construction and expansion program designed to reactivate the refinery and increase its complexity (the "Capital Improvement Program"). From February 1995 through March 1997, TARC spent approximately $238 million on the Capital Improvement Program, procured a majority of the equipment required and completed substantially all of the process design engineering and a substantial portion of the remaining engineering necessary to complete this project.

     Primarily because additional financing was not available, TARC was unable to meet the construction completion timetable for the Capital Improvement Program as required under the TARC Notes Indenture. In February 1997, TARC solicited and received from the holders of the TARC Notes consents to certain waivers under and amendments to the TARC Notes Indenture. Pursuant to this consent solicitation, the holders of the TARC Notes waived, until July 15, 1997, the default under the TARC Notes Indenture which would have occurred on February 15, 1997 as a result of TARC's failure to meet the required completion timetable. The waiver of this default will cease to be effective on July 15, 1997. Unless the default has been further waived, or the Company completes a recapitalization that satisfies the holders of the TARC Notes, such holders would then be entitled to pursue remedies available under the TARC Notes Indenture, including acceleration of the maturity of the TARC Notes.

     TARC must obtain substantial additional financing to fund any additional expansion or modification of the refinery. It is likely that the scope, completion schedule and other aspects of the Capital Improvement Program will be modified in connection with obtaining additional financing. The scope, completion schedule, amount of additional expenditure required and other aspects of additional expansion and modification of the refinery will depend upon, among other factors, the availability and timing of such financing. TEC and its operating subsidiaries are considering various financing alternatives, including a recapitalization of TEC,

TARC and TransTexas. The Company expects that these recapitalizations can be completed by July 15, 1997. However, there can be no assurance that TARC will obtain the required additional financing.

CURRENT OPERATIONS

     In March 1994, TARC commenced partial operations at the refinery with the start up of the No. 2 Vacuum Unit and has operated this unit intermittently since then based on operating margins. In addition, modifications and tie-ins to the No. 2 Crude Unit have been completed. Although both units are operational, TARC is not currently operating these units due to the low level of operating margins obtainable for these units on a stand-alone basis.

     TARC believes that the No. 2 Vacuum Unit has a capacity in excess of 200,000 BPD. TARC reactivated the No. 2 Vacuum Unit in March 1994. When the No. 2 Crude Unit is placed into operation, the No. 2 Vacuum Unit will process bottoms from the No. 2 Crude Unit into vacuum gas oil ("VGO") and, with the addition of cutterstocks, into No. 6 residual fuel oil. The No. 2 Crude Unit was designed to process heavy, sour crude oil and, prior to the 1983 shutdown, demonstrated a capacity of 175,000 BPD.

     Subsequent to year end, TARC entered into a commitment to purchase 0.6 million barrels of feedstock at $24.68 per barrel plus interest at 8.25%, demurrage, bank fees and other related costs. Based on a market value of approximately $18.15 per barrel at April 29, 1997, the loss on the feedstock is estimated to range between $4 and $5 million.

CAPITAL IMPROVEMENT PROGRAM

     The Capital Improvement Program is designed to increase the capacity and complexity of the refinery. From February 1995 through March 1997, TARC spent approximately $238 million on the Capital Improvement Program, procured a majority of the essential equipment required and completed substantially all of the process design engineering and a substantial portion of the remaining engineering necessary to complete the project. Substantial additional expenditures are necessary to complete the Capital Improvement Program. TARC must obtain additional financing to fund any additional expansion or modification of the refinery. TEC and its operating subsidiaries are considering various financing alternatives, including a recapitalization of TEC, TARC and TransTexas. TARC expects that these financing alternatives will provide the funds necessary to complete construction and expansion of the refinery. However, there can be no assurance that TARC will obtain additional financing.

     The expansion and modification of the refinery is expected to include the following significant projects: (i) conversion of the visbreaker unit into a delayed coking unit to process vacuum tower bottoms into lighter petroleum products, (ii) modernization and upgrade of a fluid catalytic cracking unit to increase gasoline production capacity and allow the direct processing of low cost atmospheric residual feedstocks, and (iii) upgrading and expanding hydrotreating, alkylation and sulfur recovery units to increase sour crude processing capacity. The Capital Improvement Program includes expenditures which TARC believes are necessary to ensure that the refinery is in compliance with certain existing air and water discharge regulations and that gasoline produced will comply with federal standards. It is likely that the scope, completion schedule, amount of additional expenditures required and other aspects of the Capital Improvement Program will be modified in connection with obtaining additional financing for the refinery. The scope, completion schedule, amount of additional expenditures required and other aspects of additional expansion and modification of the refinery will depend upon, among other factors, the availability and timing of such financing.

FINANCING ARRANGEMENTS AND PROCESSING AGREEMENTS

     TARC historically has entered into financing arrangements in order to maintain an available supply of feedstocks. Typically, TARC enters into an agreement with a third party to acquire a cargo of feedstock which is scheduled for delivery to TARC's refinery. TARC pays through the third party all transportation costs, related taxes and duties and letter of credit fees for the cargo, plus a negotiated commission. Prior to arrival at the refinery, another third party purchases the cargo, and TARC commits to purchase, at a later date, the cargo at an agreed price plus commission and costs. TARC also places margin deposits with the third party to permit the third party to hedge its price risk. TARC purchases these cargos in quantities sufficient to maintain expected operations and is obligated to purchase all of the cargos delivered pursuant to these arrangements. In the event the refinery is not operating, these cargos may be sold on the spot market. During the year ended January 31, 1997, approximately 1.1 million barrels of feedstocks with a cost of $23 million were sold by a third party on the spot market prior to delivery to TARC without a material gain or loss to TARC.

     In March 1996, TARC entered into a processing agreement with a third party for the processing of various feedstocks at the refinery. Under the terms of the agreement, the processing fee earned by TARC is based on the margin earned by the third party, if any, after deducting all of its related costs such as feedstock acquisition, hedging, transportation, processing and inspections plus a commission for each barrel processed. For the year ended January 31, 1997, TARC processed approximately 1.1 million barrels of feedstock pursuant to this agreement. TARC incurred a loss of approximately $2.6 million related to this processing agreement primarily as a result of low margins and price management activities.

     In April 1996, TARC entered into a similar processing agreement with another third party to process feedstocks. As of January 31, 1997, TARC had completed processing approximately 6.4 million barrels of feedstocks and is storing approximately 1.0 million barrels of intermediate and refined products under this agreement. TARC also entered into a processing agreement with this third party to process approximately 0.8 million barrels of the third party's feedstocks for a fixed price per barrel. Under the terms of this fixed price agreement, TARC met all quantity and quality yields earning the full price per barrel. For the year ended January 31, 1997, TARC recorded a net loss of approximately $4.5 million related to these processing arrangements primarily as a result of low margins and price management activities.

PRICE MANAGEMENT ACTIVITIES

     In order to mitigate the commodity price risks associated with the refining business, TARC has previously entered, and may in the future enter, into futures contracts, options on futures, swap agreements and forward sale agreements commensurate with its inventory levels and feedstock requirements and as permitted under the TARC Notes Indenture. If TARC believes it can capitalize on favorable market conditions, it will attempt to utilize the futures market to fix a portion of its crude oil costs and refined products values. This hedging strategy is designed to retain the value of a portion of its work-in-process inventory.

CRUDE OIL AND FEEDSTOCK SUPPLY

     TARC purchases feedstocks on the spot market but has no long-term supply contracts. TARC believes that it will have access to adequate supplies of the crude oil it intends to process. Upon completion of the expansion and modification program, TARC expects to purchase heavy, sour crude oils produced in countries such as Venezuela and Mexico. TARC also expects to be able to take advantage of anticipated increases in production of sour crude oil from the Gulf of Mexico or the Persian Gulf.

     The refinery has a variety of supply channels. The Mississippi River permits delivery of feedstocks from both barge and ocean-going vessels. TARC has its own ship dock and barge dock. The ship dock can accommodate 100,000 deadweight ton ("dwt") tankers that draw less than 45 feet of water, or larger vessels that have been partially offloaded and draw less than 45 feet of water. The barge dock provides access to smaller cargos of intermediate feedstocks such as vacuum gas oils or atmospheric residuals. An adjacent storage terminal has four ship docks to which TARC has access for loading or unloading of feedstocks. TARC has executed a letter agreement for the exclusive use of one of these docks on a long-term basis for shipping petroleum coke and other refinery products. Additionally, TARC is connected to a Shell Oil Company crude pipeline that provides access to Louisiana Offshore Oil Port's 24-inch pipeline network, thereby permitting TARC to receive large quantities of foreign crude oil. This pipeline also provides access to domestic crudes.

     TARC has no crude oil reserves and is not engaged in the exploration for crude oil and plans to obtain all its crude oil requirements from unaffiliated sources. TARC believes that it will be able to obtain adequate supplies of crude oil and feedstocks at generally competitive prices for the foreseeable future. Crude oil prices are affected by a variety of factors beyond the control of TARC. The principal factors currently influencing prices include the pricing and production policies of members of the Organization of Petroleum Exporting Countries, the availability to world markets of production from Kuwait, Iraq and Russia and the worldwide and domestic demand for oil and refined products. Oil pricing will continue to be unpredictable and greatly influenced by governmental and political forces.

PRODUCT DISTRIBUTION

     TARC previously sold its refined products pursuant to a processing agreement with a third party, but currently has no long-term sales contracts. Major market areas for TARC's refined products will include the Gulf Coast region, the Mississippi River Valley and the East Coast of the United States as well as foreign markets. TARC's refined products will be transported by pipeline, train, ocean-going vessel and truck. TARC's refinery is connected, through third-party pipelines, to two major Gulf Coast common carrier pipelines, the Colonial and the Plantation, which will permit transportation of the refinery's products to East Coast markets. TARC is also connected to several pipelines designed to transfer refined products to a nearby refinery operated by Shell Oil Company. Railroad lines serve the refinery and adjacent industries. TARC's barge and ship docks, together with an adjacent terminal facility, provide access to the Mississippi River and the intracoastal waterway.

FOREIGN TRADE ZONE

     The refinery is approved for purposes of processing foreign crude to operate as a foreign trade zone. This allows the refinery to realize the benefits of processing foreign crude and exporting the products duty free or deferring the duty on products sold domestically.

INSURANCE

     TARC maintains insurance in accordance with customary industry practices to cover some, but not all risks. TARC currently maintains property insurance for the refinery in an amount and with deductibles that management believes will allow TARC to survive damage to the refinery. TARC plans to increase insurance coverage amounts from time to time as it completes certain portions of the expansion and modification program.

SEASONALITY

     TARC anticipates that its operations will be subject to significant fluctuations in seasonal demand. In TARC's markets, demand for gasoline is typically higher during the first and second quarters of TARC's fiscal year. During winter months, demand for heating oil increases. The refinery is designed, upon completion of the expansion and modification program, to change its product yields to take advantage of seasonal demands.

FLUCTUATION IN PRICES

     Factors that are beyond the control of TARC may cause the cost of crude oil purchased by TARC and the price of refined products sold by TARC to fluctuate widely. Although prices of crude oil and refined petroleum products generally move in the same direction, prices of refined products often do not respond immediately to changes in crude oil costs. An increase in market prices for crude oil or a decrease in market prices for refined products could have an adverse impact on TARC's earnings and cash flow.

COMPETITION

     The industry in which TARC operates is highly competitive. TARC primarily competes with refiners in the Gulf Coast region, many of which are owned by large, integrated oil companies which, because of their more diverse operations, stronger capitalizations or crude oil supply arrangements are better able than TARC to withstand volatile industry conditions, including shortages or excesses of crude oil or refined products or intense price competition. The principal competitive factors affecting TARC's refining operations are the quality, quantity and delivered costs of crude oil and other refinery feedstocks, refinery processing efficiency, mix of refined products, refined product prices and the cost of delivering refined products to markets. Competition also exists between the petroleum refining industry and other industries supplying energy and fuel to industrial, commercial and individual consumers.

EMPLOYEES

     As of April 1, 1997, TARC had approximately 150 employees and will employ additional personnel as required by its operations and may engage the services of engineering and other consultants from time to time. Currently, none of TARC's employees is a party to a collective bargaining agreement. The Equal Employment Opportunity Commission ("EEOC") has initiated an investigation into the employment practices of TARC and Southeast Contractors (as defined), alleging discriminatory hiring and promotion practices. See Note 15 to the Notes to Financial Statements included elsewhere herein.

     Since July 1994, Southeast Louisiana Contractors of Norco, Inc. ("Southeast Contractors"), a subsidiary of TransAmerican, has provided construction personnel to TARC in connection with TARC's expansion and modification program. Southeast Contractors will provide construction personnel to TARC as required to expand and modify the refinery. These construction workers are temporary employees, and the number and composition of the workforce will vary throughout the reactivation at the refinery during the expansion and modification program. Southeast Contractors charges TARC for the direct costs it incurs, which consist solely of employee payroll and benefits plus administrative costs and fees; such administrative costs and fees charged to TARC are $1.2 million per year.

ENVIRONMENTAL MATTERS

     For a discussion of environmental matters affecting TARC, see Note 15 of Notes to Financial Statements included elsewhere herein.

OTHER GOVERNMENTAL REGULATIONS

     TARC must also comply with federal and state laws and regulations promulgated by the Department of Transportation for the movement of volatile and flammable materials, the U.S. Coast Guard for marine operations and oil spill prevention and the Occupational Safety and Health Administration ("OSHA") for worker and job site safety. To comply with OSHA regulations, TARC must conduct extensive Process Safety Management and Hazardous Operations reviews prior to placing units into service.

ITEM 2. PROPERTIES

ACREAGE

     The following table sets forth TransTexas' total developed and undeveloped acreage and productive wells at January 31, 1997:

                                                   DEVELOPED    UNDEVELOPED    PRODUCTIVE
                                                    ACREAGE       ACREAGE      WELLS(1)(2)
                                                   ---------    -----------    -----------
Gross............................................   82,228        687,366          855
Net..............................................   74,907        528,155          840

---------------

(1) Productive wells consist of producing wells and wells capable of production, including gas wells awaiting pipeline connection. Wells that are completed in more than one producing zone are counted as one well. As of January 31, 1997, TransTexas had interests in a total of 855 productive wells, 24 of which had multiple completions.

(2) Two of the productive wells (gross and net) are oil wells.

RESERVES

     The following table sets forth certain information with respect to TransTexas' proved reserves and the present value (discounted at 10%) of estimated future net revenues before income taxes, as estimated by Netherland, Sewell & Associates, Inc. ("Netherland, Sewell"), TransTexas' independent petroleum engineers, as of the dates indicated. For additional information regarding TransTexas' proved reserves at February 1, 1997, see Note 17 of Notes to Consolidated Financial Statements included elsewhere herein.

                                                   FEBRUARY 1,                 AUGUST 1,
                                             ------------------------    ----------------------
                                                1997          1996          1995         1994
                                             ----------    ----------    ----------    --------
                                                           (DOLLARS IN THOUSANDS)
Proved Developed Reserves:
  Gas (MMcf)(1)............................     381,527       425,317       476,582     442,157
  Condensate and oil (MBbls)...............       2,388           880         1,073       1,109
  Estimated future net revenues(2).........  $  951,435    $  572,882    $  457,982    $514,567
  Present value of estimated future net
     revenues discounted at 10%(2).........  $  683,282    $  416,205    $  351,428    $405,414
Proved Undeveloped Reserves:
  Gas (MMcf)...............................     538,191       713,810       646,063     275,210
  Condensate and oil (MBbls)...............       3,350         2,023         1,976         826
  Estimated future net revenues(2).........  $1,133,754    $  686,423    $  355,502    $216,613
  Present value of estimated future net
     revenues discounted at 10%(2).........  $  765,786    $  391,857    $  196,218    $138,973
Total Proved Reserves:
  Gas (MMcf)(1)............................     919,718     1,139,127     1,122,645     717,367
  Condensate and oil (MBbls)...............       5,738         2,903         3,049       1,935
  Estimated future net revenues(2).........  $2,085,189    $1,259,305    $  813,484    $731,180
  Present value of estimated future net
     revenues discounted at 10%(2).........  $1,449,068    $  808,062    $  547,646    $544,387

---------------

(1) Excludes approximately 47 Bcf and 43 Bcf as of February 1, 1997 and 1996, respectively, attributable to volumetric production payments.

(2) Before income taxes.

     In accordance with applicable guidelines of the Securities and Exchange Commission, the estimates of TransTexas' proved reserves and future net revenues therefrom set forth herein are made using gas, condensate and oil sales prices in effect as of the date of such reserve estimates and are held constant throughout the life of the properties (except for fixed and determinable price escalations as provided by contract). Estimated quantities of proved reserves and future net revenues therefrom are affected by changes in gas, condensate and oil prices. Prices have fluctuated widely in recent years. TransTexas has entered into hedging transactions to mitigate a portion of such natural gas price volatility. As of February 1, 1997 and 1996 and August 1, 1995 and 1994, the sales prices used for purposes of estimating TransTexas' proved reserves and the future net revenues from those reserves were $3.17, $1.95, $1.37, and $1.62 per Mcf of gas, respectively, and $23.99, $18.34, $16.27 and $17.62 per Bbl of condensate and crude oil, respectively.

     Proved reserves are the estimated quantities of natural gas, condensate and oil that geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. Proved developed reserves are proved reserves that can be expected to be recovered through existing wells with existing equipment and operating methods. The estimation of reserves requires substantial judgment on the part of petroleum engineers, resulting in imprecise determinations, particularly with respect to recent discoveries. The accuracy of any reserve estimate depends on the quality of available data and engineering and geological interpretation and judgment. Results of drilling, testing, and production after the date of the estimate may result in revisions of the estimate. Accordingly, estimates of reserves are often materially different from the quantities of natural gas and condensate that are ultimately recovered, and these estimates will change as future production and development information becomes available. The reserve data represent estimates only and should not be construed as being exact.

     The present value of estimated future net revenues relating to proved reserves are presented in accordance with the provisions of Statement of Financial Accounting Standards No. 69, "Disclosures about Oil and Gas Producing Activities." In computing these data, assumptions and estimates have been used, and TransTexas cautions against viewing this information as a forecast of future economic conditions. The future net revenues are determined by using estimated quantities of proved reserves and the periods in which they are expected to be developed and produced based on economic conditions at the date of the estimates. The estimated future production is based on prices in effect at the date of the estimates, except where fixed and determinable price escalations are provided by contract. The resulting estimated future gross revenues are reduced by estimated future costs to develop and produce the proved reserves based on cost levels in effect at the date of the estimates, but not for debt service, income taxes and general and administrative expenses (except to the extent such general and administrative expenses constitute overhead costs incurred at the district or field level that are allowed under joint operating agreements). The present value of proved reserves set forth herein should not be construed as the current market value of the estimated proved reserves attributable to TransTexas' properties.

TITLE TO PROPERTIES

     As is customary in the oil and gas industry, TransTexas performs only a preliminary title investigation before leasing undeveloped properties. Accordingly, working interest percentages set forth above for undeveloped properties are preliminary. However, a title opinion is obtained before the commencement of drilling operations and any material defects in title are remedied prior to the time actual drilling of a well on the lease is commenced. TransTexas believes that it has satisfactory title to developed properties in accordance with standards generally accepted in the oil and gas industry. TransTexas' properties are subject to customary royalty interests, liens incident to operating agreements, liens for current taxes and other burdens which TransTexas believes do not materially interfere with the use of or affect the value of such properties. In addition, several litigants against TransTexas have filed claims that affect certain of TransTexas' properties. TransTexas does not expect these claims to interfere with the use of, or affect the value of, its properties in any material way.

REFINERY

     TARC owns the approximately 215-acre site on which the refinery is located. TARC also has available, through ownership, lease agreement or other appropriate arrangements, the use of storage tanks, loading racks and other related facilities at the refinery site. TARC leases office space in Houston, Texas from TransTexas.

TITLE INSURANCE

     TARC's title insurance policy to insure against certain claims made against title to the refinery parcel site currently consists of a $440 million lender's title insurance policy for the benefit of the trustee under the TARC Notes Indenture. The title insurance policy has been reinsured through various title insurance companies in the United States. The ability to successfully recover under the policies is dependent on the creditworthiness of the title company and its reinsurers at the time of the claim and any defenses that the title insurers and its reinsurers may have. There can be no assurance that the amount of title insurance will be sufficient to cover any losses incurred by TARC or the trustee under the TARC Notes Indenture as a result of a title defect impairing the ability to use the refinery site or that the title insurers will be able to fulfill their financial obligations under the title insurance policy. The title policy contains customary exceptions to coverage, including taxes not yet due and payable, riparian rights and numerous servitudes, rights of way, rights of access and other encroachments in favor of utilities, railroads, pipelines and adjacent refineries and tank farms, as well as exceptions for (i) government claims with respect to, and public rights to use, TARC's property located between the Mississippi River and the road upon which pipe racks and TARC's docking facilities are located, (ii) a right of first refusal in favor of an adjacent landowner with respect to a certain portion of property which, in the event exercised, may require TARC to relocate at its expense certain pipelines that connect various refinery parcels, (iii) tax benefits that have been conveyed to certain tax lessors, (iv) the priority of liens that may be filed by materialmen and mechanics in connection with the expansion and modification program, and (v) certain rights of creditors pursuant to Federal or state bankruptcy and insolvency laws, which rights may affect the enforceability of the mortgage securing the TARC Notes.

ITEM 3. LEGAL PROCEEDINGS

     See Notes 15 and 16 of Notes to Consolidated Financial Statements included elsewhere herein for information concerning legal proceedings. The liability for lawsuits, which includes liabilities TransTexas assumed from TransAmerican, could individually and in the aggregate amount to significant potential liability, if adjudicated in a manner adverse to TransTexas in one reporting period, and could have a material adverse effect on the Company's results of operations and cash flows for that period. Although the outcome of the matters described cannot be predicted with certainty, the Company believes that the matters will not have a material adverse effect on its financial position. TransTexas also assumed liability for other ordinary course, routine litigation incidental to its business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     In December 1996 and January 1997, the Company's common and preferred stockholders reelected John R. Blinn, Donald B. Henderson, James V. Langston, Thomas B. McDade, John R. Stanley and Kim Emerson Morris to serve as directors of the Company for an additional year. All 9,000 shares of common stock and 850 shares of preferred stock were voted for the reelection of Messrs. Blinn, Henderson, Langston, McDade and Stanley, and 850 shares of preferred stock were voted for the reelection of Ms. Morris. This election of directors was conducted by written consent in lieu of a meeting.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Not applicable.

ITEM 6. SELECTED FINANCIAL DATA

     On January 30, 1996, the Company changed its fiscal year end for financial reporting purposes to January 31, from July 31. The following table sets forth selected financial data of the Company and its predecessor as of and for the years ended January 31, 1997 and 1996, the six months ended January 31, 1996 and 1995 and each of the four years ended January 31, 1995. This data has been derived from the financial statements of TEC and should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements and notes thereto. The financial data for fiscal years ended July 31, 1992 and 1993 represent the results of operations and financial position of the Company prior to the reactivation of the refinery. During these periods, TARC had only maintenance expenses and lease income for storage facilities. The data for the year ended July 31, 1994 reflects the limited operations of the refinery since March 1994 and expenses related to reactivation of portions of the refinery. Subsequent to March 1994, TARC has operated the No. 2 Vacuum Unit intermittently.

     The indentures of TransTexas and TARC each contain substantial restrictions which essentially prevent the Company from using the assets of one entity to satisfy the liabilities of the other and substantially limit transactions between affiliates. Accordingly, the consolidated financial statements should be read in conjunction with the separate financial statements of TransTexas and TARC filed in their respective Annual Reports on Form 10-K for the fiscal year ended January 31, 1997.

                     SELECTED FINANCIAL AND OPERATING DATA
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AND PER UNIT AMOUNTS)

                                           YEAR ENDED         SIX MONTHS ENDED
                                          JANUARY 31,            JANUARY 31,                  YEAR ENDED JULY 31,
                                      --------------------   -------------------   ------------------------------------------
                                        1997       1996        1996       1995       1995        1994       1993       1992
                                      --------   ---------   --------   --------   ---------   --------   --------   --------
                                                      (IN THOUSANDS OF DOLLARS, EXCEPT FOR PER SHARE AMOUNTS)
STATEMENT OF OPERATIONS DATA:
  Gas, condensate and NGL
    revenues........................  $360,740   $ 254,275   $123,253   $142,070   $ 273,092   $300,210   $294,753   $227,208
  Refining revenues.................    10,857     176,229    107,237     71,035     140,027    174,143         --         --
  Transportation revenues...........    34,423      33,518     15,892     19,161      36,787     33,240     30,816     30,749
  Other revenues....................     8,153         835        601        603         837      3,192      5,425      3,402
                                      --------   ---------   --------   --------   ---------   --------   --------   --------
                                       414,173     464,857    246,983    232,869     450,743    510,785    330,994    261,359
  Operating costs and expenses......   154,313     291,825    162,830    133,336     262,331    285,766    113,220     87,109
  Depreciation, depletion, &
    amortization....................   139,678     126,821     64,053     73,051     135,819    116,447     95,016     96,523
  General and administrative
    expenses........................    57,500      45,768     21,213     21,037      45,592     44,807     34,954     34,912
  Net interest expense..............    95,922      89,615     44,151     29,086      74,214     50,131      2,457      1,724
  Income taxes and other............  (113,272)    (23,106)   (18,487)      (247)     (4,866)     7,231     11,103      3,587
  Extraordinary loss, net of
    taxes...........................        --      56,637         --         --      56,637         --         --
                                      --------   ---------   --------   --------   ---------   --------   --------   --------
  Net income (loss)(1)..............  $ 80,032   $(122,703)  $(26,777)  $(23,394)  $(118,984)  $  6,403   $ 74,244   $ 37,504
                                      ========   =========   ========   ========   =========   ========   ========   ========
  Net income (loss) per share:(2)
    Income (loss) before
      extraordinary item............  $  8,890   $  (7,341)  $ (2,975)             $ (13,901)
    Extraordinary item..............        --      (6,293)        --                (12,628)
                                      --------   ---------   --------              ---------
    Net income (loss)...............  $  8,890   $ (13,634)  $ (2,975)             $ (26,529)
                                      ========   =========   ========              =========
OPERATING DATA OF TRANSTEXAS:
  Sales volumes:
    Gas (average daily) (Mmcfd).....     419.6       376.8      363.4      417.7       405.2      358.8      326.8      350.8
    Gas (Bcf).......................     153.6       137.9       66.9       76.9       147.9      130.9      119.3      128.4
    NGLs (Mmgal)....................     174.2       169.2       65.3      121.3       225.3      164.0      183.8      165.9
    Condensate and oil (Mbbls)......     604.0       543.0      259.0      354.0       638.0      650.0      617.0      498.0
  Total production (Bcfe)...........     157.2       141.1       68.4       79.0       151.7      134.8      123.0      131.4
  Average prices:
    Gas (dry) (per Mcf).............  $   2.14   $    1.51   $   1.65   $   1.41   $    1.40   $   1.96   $   1.98   $   1.36
    NGLs (per gallon)...............      0.36        0.27       0.30       0.27        0.26       0.27       0.30       0.29
    Condensate and oil (per Bbl)....     21.54       17.76      17.39      16.50       17.22      15.13      18.65      19.52
    Average lifting costs (per
      Mcfe).........................      0.29        0.23       0.23       0.21        0.21       0.24       0.22       0.19
  Proved reserves (net) (end of
    period):
    Gas (Bcf).......................     919.7     1,139.1    1,139.1      943.4     1,122.6      717.4      695.0      686.2
  Condensate and oil (Mbbls)........     5,738       2,903      2,903      2,637       3,049      1,935      1,968      2,171
  Number of gross wells drilled.....       151         102         65         60          97        140        103         71
  Percentage of wells drilled
    completed.......................        68%         75%        75%        78%         77%        83%        85%        82%

                                                        JANUARY 31,                                JULY 31,
                                             ----------------------------------   -------------------------------------------
                                                1997         1996        1995        1995        1994       1993       1992
                                             ----------   ----------   --------   ----------   --------   --------   --------
BALANCE SHEET DATA:
  Working capital (deficit)(3).............  $ (333,226)  $   25,859   $(92,258)  $  112,998   $(25,702)  $(58,443)  $(36,244)
  Total assets.............................   1,613,735    1,456,422    823,726    1,325,656    758,664    431,141    377,421
  Total long-term debt.....................   1,308,254    1,140,779    510,000    1,094,963    500,000      8,270      3,246
  Stockholder's equity (deficit)...........     (47,009)     (35,933)    (8,133)      (9,156)    15,262    230,418    198,957

---------------

(1) Income (loss) is prior to preferred stock dividends of $19,000 for the year ended January 31, 1997.

(2) Per share data for years prior to July 31, 1995 is omitted because the Company's predecessor was not a separate entity with its own capital structure.

(3) For all periods prior to the Transfer, working capital excludes all cash and accounts receivable because those assets were not transferred to TransTexas in the Transfer. Working capital at January 31, 1997, January 31, 1996 and July 31, 1995 includes $46.0 million, $46.0 million and $44.7 million, respectively, in a restricted interest reserve account pursuant to the indenture governing the TransTexas Notes.

ITEM 7.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     TEC conducts its operations through its operating subsidiaries in two segments of the energy industry: exploration and production of natural gas and transportation, and petroleum refining. Until March 1994, the exploration, production and transportation operations of TransTexas constituted substantially all of the operations of the Company.

 Financial Data by Entity

     The indentures of TransTexas and TARC each contain substantial restrictions which essentially prevent the Company from using the assets of one entity to satisfy the liabilities of the other and substantially limit transactions between affiliates. Accordingly, the consolidated financial statements should be read in conjunction with the separate financial statements of TransTexas and TARC filed on their respective Forms 10-K for the fiscal year ended January 31, 1997.

                                                                JANUARY 31, 1997         JANUARY 31, 1996
                                                              ---------------------    --------------------
                                                               TARC      TRANSTEXAS     TARC     TRANSTEXAS
                                                              -------    ----------    ------    ----------
Balance Sheet Data
  Working capital (deficit).................................  $(407.0)    $   72.9     $(17.7)    $  43.6
  Total assets..............................................    564.2      1,053.2     518.3        938.8
  Total long-term debt......................................    412.3        941.9     368.1        824.2
  Stockholders' equity (deficit)............................     81.4       (150.8)     72.0       (154.4)

                                              YEAR ENDED JANUARY 31,                    SIX MONTHS ENDED JANUARY 31,
                                    ------------------------------------------   ------------------------------------------
                                           1997                   1996                   1996                  1995
                                    -------------------   --------------------   --------------------   -------------------
                                     TARC    TRANSTEXAS    TARC     TRANSTEXAS    TARC     TRANSTEXAS    TARC    TRANSTEXAS
                                    ------   ----------   -------   ----------   -------   ----------   ------   ----------
Operations Data
  Revenues........................  $10.9     $ 406.3     $ 176.2    $ 290.9     $ 107.2    $ 140.7     $71.6     $ 162.5
  Operating costs and expenses....   46.8       137.0       200.5       94.0       118.6       45.6      83.7        50.9
  Depreciation, depletion and
    amortization..................    7.2       132.4         6.3      120.6         3.2       60.9       2.7        70.3
  General and administrative......   11.9        45.6        12.6       33.0         7.4       13.7       8.4        12.6
  Litigation settlement...........     --        96.0          --       18.3          --       18.3        --          --
                                    ------    -------     -------    -------     -------    -------     ------    -------
  Operating income (loss).........  (55.0)      187.3       (43.2)      61.6       (22.0)      38.8     (23.2)       28.7
  Net interest expense............    4.7        91.5        18.5       77.1         3.7       40.4        --        29.1
                                    ------    -------     -------    -------     -------    -------     ------    -------
  Net income/(loss)...............    9.4        95.8       (55.8)     (69.1)      (26.1)      (0.8)    (23.2)       (0.2)
Cash Flow Data
  Operating.......................  (28.7)      221.1       (42.0)      72.2        (3.0)      52.2     (11.5)    $  74.3
  Investing.......................  (44.0)     (272.9)     (174.6)    (138.8)     (119.6)    (136.7)    (52.3)     (105.3)
  Financing.......................   70.5        64.1       219.3      158.7       119.2       13.1      63.8        18.2

                                                                           YEAR ENDED JULY 31,
                                                              ---------------------------------------------
                                                                      1995                     1994
                                                              ---------------------    --------------------
                                                               TARC      TRANSTEXAS     TARC     TRANSTEXAS
                                                              -------    ----------    ------    ----------
Operations Data
  Revenues..................................................  $ 140.6     $ 312.7      $177.2     $ 335.9
  Operating costs and expenses..............................    165.6        99.3      184.6        103.5
  Depreciation, depletion and amortization..................      5.9       130.0        2.6        113.9
  General and administrative................................     13.6        31.9        4.5         40.3
  Operating income (loss)...................................    (44.4)       51.5      (14.5)        79.3
  Net interest expense......................................      8.4        65.8         --         50.2
  Net income (loss).........................................    (64.3)      (68.5)     (17.4)        23.8
Cash Flow Data
  Operating.................................................    (50.4)       94.3      (11.1)     $ 136.2
  Investing.................................................   (107.4)     (309.4)     (57.2)      (237.8)
  Financing.................................................    163.8       284.2       68.3        484.6

E & P AND TRANSPORTATION

     TransTexas has historically conducted its operations through two industry segments: exploration and production ("E&P"), and gas transportation ("Transportation"). The E&P segment explores for, develops, produces and markets natural gas, condensate and natural gas liquids. The Transportation segment engages in intrastate natural gas transportation and marketing.

     TransTexas' results of operations are dependent upon natural gas production volumes and unit prices from sales of natural gas, condensate, crude oil and natural gas liquids ("NGLs"). The profitability of TransTexas also depends on the volume of natural gas it gathers and transports and its ability to minimize finding and lifting costs and maintain its reserve base while maximizing production.

     TransTexas' operating data for the years ended January 31, 1997 and 1996, the six months ended January 31, 1996 and 1995 and the years ended July 31, 1995 and 1994 are as follows:

                                      YEAR ENDED      SIX MONTHS ENDED      YEAR ENDED
                                      JANUARY 31,        JANUARY 31,         JULY 31,
                                    ---------------   -----------------   ---------------
                                     1997     1996     1996      1995      1995     1994
                                    ------   ------   -------   -------   ------   ------
Sales volumes:
  Gas (Bcf).......................   153.6    137.9      66.9      76.9    147.9    130.9
  NGLs (MMgals)...................   174.2    169.2      65.3     121.3    225.3    164.0
  Condensate and oil (MBbls)......     604      543       259       354      638      650
Average prices:
  Gas (dry) (per Mcf).............  $ 2.14   $ 1.51    $ 1.65    $ 1.41   $ 1.40   $ 1.96
  NGLs (per gallon)...............     .36      .27       .30       .27      .26      .27
  Condensate and oil (per Bbl)....   21.54    17.76     17.39     16.50    17.22    15.13
Number of gross wells drilled.....     151      102        65        60       97      140
Percentage of wells completed.....      68%      75%       75%       78%      77%      83%

     TransTexas uses the full-cost method of accounting for exploration and development costs. Under the full-cost method, the cost for successful, as well as unsuccessful, exploration and development activities is capitalized and amortized on a unit-of-production basis over the life of the remaining proved reserves. A summary of TransTexas' operating expenses is set forth below (in millions of dollars):

                                                               SIX MONTHS
                                               YEAR ENDED         ENDED         YEAR ENDED
                                               JANUARY 31,     JANUARY 31,       JULY 31,
                                              -------------   -------------   --------------
                                              1997    1996    1996    1995    1995     1994
                                              -----   -----   -----   -----   -----   ------
Operating costs and expenses:
  Lease.....................................  $27.5   $18.7   $ 9.4   $10.3   $19.6   $ 19.8
  Pipeline..................................   37.2    24.4    13.0     9.8    21.2     25.5
  Natural gas liquids.......................   49.3    35.5    15.6    24.5    44.4     44.8
  Well service..............................     .4      .2      .1      --      .1       .1
                                              -----   -----   -----   -----   -----   ------
                                              114.4    78.8    38.1    44.6    85.3     90.2
Taxes other than income taxes(1)............   22.6    15.2     7.5     6.3    14.0     13.2
                                              -----   -----   -----   -----   -----   ------
          Total.............................  $$137.0 $94.0   $45.6   $50.9   $99.3   $103.4
                                              =====   =====   =====   =====   =====   ======

---------------

(1) Taxes other than income taxes include severance, property, and other taxes.

     TransTexas' average depletion rates have been as follows:

                                                                   SIX MONTHS
                                                     YEAR ENDED       ENDED      YEAR ENDED
                                                     JANUARY 31,   JANUARY 31,    JULY 31,
                                                     -----------   -----------   -----------
                                                     1997   1996   1996   1995   1995   1994
                                                     ----   ----   ----   ----   ----   ----
Depletion rates (per Mcfe).........................  $.96   $.79   $.82   $.84   $.81   $.80
                                                     ====   ====   ====   ====   ====   ====

  Year Ended January 31, 1997, Compared with the Year Ended January 31, 1996

     Gas, condensate and NGL revenues for the year ended January 31, 1997, increased by $106.5 million from the year ended January 31, 1996, primarily due to higher prices for, and increased volumes of, natural gas, condensate, oil and NGLs, primarily in the fourth quarter. The average monthly prices received for natural gas, excluding amounts delivered to third parties under volumetric production payments, ranged from $1.71 to $3.74 per Mcf during the year ended January 31, 1997, compared to prices ranging from $1.29 to $1.95 per Mcf in the year ended January 31, 1996. The increase in natural gas sales volumes resulted primarily from increased production from TransTexas' Bob West North development area, offset in part by the normal decline in natural gas production from TransTexas' Lobo Trend wells and the sale of approximately 204 Bcfe of TransTexas' reserves in the Lobo Trend. NGLs sales volumes increased as a result of increases in the volumes of natural gas processed. Transportation revenues increased by $0.9 million for the year ended January 31, 1997, primarily due to increased volumes of natural gas transported.

     Lease operating expenses for the year ended January 31, 1997 increased by $8.8 million from the prior year primarily due to increases in repairs and maintenance and workover expenses attributable to an increase in the number of producing wells prior to the sale of certain of TransTexas' Lobo Trend properties and the initiation in the first quarter of fiscal 1997 of a program to increase flow rates on certain wells. This program included the installation of leased wellhead compressors and additional workover projects. Pipeline operating expenses increased by $12.8 million primarily due to increases in compressor fuel costs, compressor rentals, chemicals used in the operation of TransTexas' amine plants and volumetric losses. NGLs cost increased by $13.8 million from the year ended January 31, 1996 due to increases in the cost of natural gas used in NGL processing. Depreciation, depletion and amortization expense for the year ended January 31, 1997 increased by $11.9 million due to a $0.17 increase in the depletion rate, offset in part by a decrease in TransTexas' undedicated natural gas production. The depletion rate increased for the year ended January 31, 1997 primarily due to higher costs associated with TransTexas' expanded exploration activities. General and administrative expenses increased by $12.6 million in the year ended January 31, 1997, primarily due to increases in litigation accruals and wages and benefits. Taxes other than income taxes increased by $7.3 million over the prior year due primarily to an increase in severance taxes, including an accrual of $2.7 million as a result of a severance tax audit adjustment, offset in part by a reduction in ad valorem taxes.

     Interest income for the year ended January 31, 1997 increased by approximately $0.8 million from the prior year due to higher average cash balances in fiscal 1997. Interest expense increased by $15.1 million primarily as a result of interest incurred on the Trans Texas Notes and the amortization of related debt issue costs, offset in part by an increase of $7.6 million of interest capitalized in connection with the acquisition of Trans Texas' unevaluated gas and oil properties.

     Litigation settlements for the year ended January 31, 1997 increased by $77.7 million as a result of the settlement with Tennessee Gas Pipeline Company of which TransTexas' share of the proceeds was $96 million.

     Income tax expense for the year ended January 31, 1997 was $12.5 million compared to income tax benefit of $4.2 million for the year ended January 31, 1996. Income tax expense for the year ended January 31, 1997 is net of a decrease in a valuation allowance of $13.6 million relating to the utilization of net operating loss carryforwards and tight sands credits of $7.4 million. Income tax benefit for the year ended January 31, 1996 is net of a valuation allowance of $13.6 million relating to net operating loss carryforwards and an adjustment relating to tight sands credits of $7.8 million.

     Cash flow from operating activities for the year ended January 31, 1997 increased by approximately $148.9 million from the prior year primarily due to increased net income, the settlement of take-or-pay litigation in the second quarter of fiscal 1997 and proceeds from the sale of volumetric production payments.

     Cash used in investing activities decreased by $70.1 million due to the sale of approximately 204 Bcfe of TransTexas's reserves, offset in part by advances to an affiliate and increased capital spending. Capital expenditures for fiscal 1997 included $47.7 million for purchases of oil and gas properties from TransAmerican.

     Cash flow from financing activities decreased by approximately $214.9 million from the prior year due primarily to the issuance of the TransTexas Notes in June 1995, offset in part by the issuance of Subordinated Notes in fiscal 1997.

Six Months Ended January 31, 1996, Compared with the Six Months Ended January 31, 1995

     Gas, condensate and NGL revenues for the six months ended January 31, 1996 decreased by $18.6 million from the comparable period of the prior year, due primarily to decreases in gas, condensate and NGL sales volumes, partly offset by increases in gas, condensate and NGL prices. The decrease in gas sales volumes reflects the normal decline in natural gas production from TransTexas' Lobo Trend wells, offset in part by production from TransTexas' new development areas. The average monthly prices received per Mcf of gas ranged from $1.33 to $1.95 in the six months ended January 31, 1996, compared to a range of $1.32 to $1.52 in the same period in the prior year. NGL sales volumes decreased primarily due to the decrease in the volumes of natural gas processed. Transportation revenues decreased by $3.3 million for the six months ended January 31, 1996, due primarily to decreases in volumes transported.

     Lease operating expenses in the six months ended January 31, 1996 decreased by $0.9 million from the prior year period as increases in repairs and maintenance expense attributable to the increase in the number of producing wells were offset by a decrease in workover expense due to fewer workovers performed. Pipeline operating expenses increased by $3.2 million, primarily due to increases in repairs and maintenance expenses, compressor fuel costs, and pipeline loss. Also contributing to the increase in pipeline operating expenses were costs incurred by TransTexas to remove carbon dioxide from natural gas produced from certain of TransTexas' new development areas. NGL cost decreased by $8.9 million from the comparable period in the prior year due to the decrease in volumes of natural gas processed. Depreciation, depletion and amortization expense for the six months ended January 31, 1996 decreased by $9.4 million, due to the decrease in natural gas production and a $0.02 decrease in the depletion rate. General and administrative expenses increased by $1.1 million in the six months ended January 31, 1996, due primarily to costs associated with the relocation of TransTexas' corporate offices, offset in part by decreases in consulting and professional fees. The gain on litigation settlement of $18.3 million represents the value of properties received in a litigation settlement.

     Interest income for the six months ended January 31, 1996 increased by approximately $2 million over the comparable period of the prior year due to increased cash balances resulting from the issuance of the TransTexas Notes. Interest expense increased by $13.4 million, primarily as a result of interest accrued on the TransTexas Notes and a dollar-denominated production payment, offset in part by the capitalization of approximately $7.4 million of interest in connection with the acquisition of TransTexas' unevaluated gas and oil properties.

     Cash flow from operating activities for the six months ended January 31, 1996 decreased by approximately $22.2 million from the prior-year period due primarily to decreased production, offset in part by net proceeds of $32.9 million from the sale of a volumetric production payment.

     Cash used in investing activities increased by $31.4 million due to increases in lease acquisitions and drilling activity, and the purchase and installation of three amine plants to treat gas produced from certain of TransTexas' new discovery areas. These increases were offset by cash proceeds from the sale of a portion of TransTexas' Lodgepole properties and a sale-leaseback of drilling equipment.

     Cash flow from financing activities decreased by approximately $5.2 million due primarily to repayments of TransTexas' dollar-denominated production payment, offset in part by increases in long-term borrowings.

  Year Ended July 31, 1995, Compared with the Year Ended July 31, 1994

     Gas, condensate and NGL revenues decreased by $26.9 million, due primarily to the decline in prices for natural gas, offset in part by increases in NGL and natural gas production. The average monthly prices received per Mcf of gas ranged from a low of $1.29 to a high of $1.52 in the year ended July 31, 1995, compared to a low of $1.71 to a high of $2.21 in fiscal 1994. The increase in gas sales volumes was due to a net increase in producing wells to 947 at July 31, 1995 from 865 at July 31, 1994. NGL production increased due to increased volumes of TransTexas' natural gas processed at the Exxon King Ranch Plant. Transportation revenues for the year ended July 31, 1995 increased by $3.5 million compared to 1994 due primarily to increases in volumes transported.

     Lease operating expenses decreased by $0.2 million, primarily as a result of a decrease in operating materials and supplies expense. The decrease in NGL cost of $0.4 million reflects the decrease in the cost of natural gas used in NGL processing, offset in part by increased NGL production. Pipeline operating expenses decreased by $4.3 million as increases in repair and maintenance expenses associated with higher volumes transported were offset by a decrease in compressor fuel costs. Depreciation, depletion and amortization expenses increased by $16.1 million in the year ended July 31, 1995 over the prior year due to the increase in natural gas production and a $.01 increase in the depletion rate. General and administrative expenses decreased by $8.4 million compared to the prior year due primarily to a $6.0 million decrease in litigation accruals and a corresponding reduction in legal fees. Litigation accruals totaled $7.0 million in the year ended July 31, 1995 compared to $13.0 million in 1994.

     Interest expense for the year ended July 31, 1995 increased by $16.8 million over the prior year as a result of the increase in principal amount and interest rate on the TransTexas Notes as compared to the Prior Notes, along with interest accrued on TransTexas' production payment, short-term borrowings and certain litigation settlements.

     Income tax benefit for the year ended July 31, 1995 is net of a valuation allowance of $13.6 million relating to net operating loss carryforwards and an adjustment relating to tight sands credits of $7.8 million. Income tax expense for the year ended July 31, 1994 includes $5.8 million of tax benefits that became available as a result of a change in tax status of TransAmerican's consolidated group to an integrated oil company.

     TransTexas recorded an extraordinary loss of approximately $56.6 million, net of taxes, on the retirement of the Prior Notes. This loss consists of $40.0 million in premium and consent fees paid to the holders of the Prior Notes, $2.5 million in underwriting fees and expenses and the recognition of approximately $15.6 million of unamortized deferred financing costs, less a related income tax benefit of approximately $1.5 million.

     Capital expenditures for the year ended July 31, 1995 increased by $37.2 million to $278.5 million from $241.3 million for the prior year, due primarily to an increase in lease acquisitions, offset in part by the completion of a major pipeline expansion project in July 1994.

  Liquidity and Capital Resources

     TransTexas historically has financed its capital expenditures, debt service and working capital requirements with cash from operations, public and private offerings of debt and equity securities, the sale of production payments, asset sales, its accounts receivable revolving credit facilities and other financings. Cash flow from operations is sensitive to the prices TransTexas receives for its natural gas. TransTexas from time to time enters into commodity price swap agreements to reduce its exposure to price risk in the spot market for natural gas. See Note 15 of Notes to Consolidated Financial Statements included elsewhere in this report. A substantial portion of its production, however, will remain subject to price risk. Proceeds from natural gas sales are received at approximately the same time that production related burdens, such as royalties, production taxes and drilling program obligations are payable.

     TransTexas is engaged in exclusive negotiations to sell all of the stock of TTC, its subsidiary that owns substantially all of TransTexas' Lobo Trend producing properties and related pipeline transmission system, for an estimated sales price of approximately $1.1 billion. In addition, TransTexas has engaged an investment banking firm to assist in the sale of its interest in the Lodgepole prospect in North Dakota. TransTexas intends to use the proceeds from these transactions for general corporate purposes, which may include a recapitalization of TransTexas. There can be no assurance that the Lobo Sale will be consummated or, if consummated, will be upon the terms described herein.

     TransTexas makes substantial capital expenditures for the exploration, development and production of its natural gas reserves. For the fiscal year ended January 31, 1997, TransTexas' total capital expenditures were

$359 million, including $74 million for lease acquisitions, $228 million for drilling and development and $57 million for TransTexas' gas gathering and pipeline system and other equipment and seismic acquisitions. TransTexas anticipates that cash on hand and cash flow from operations will fund approximately $160 million of capital expenditures during fiscal 1998. TransTexas may supplement these capital resources with proceeds from asset sales and other financings in order to fund additional capital expenditures. There is no assurance that additional funds can be obtained from these sources. Subject to availability of cash, however, TransTexas plans total capital expenditures of approximately $220 million in fiscal 1998, of which approximately $180 million would be used for drilling and development, $20 million for TransTexas's gas gathering and pipeline systems and other equipment and seismic acquisitions, and $20 million for lease acquisitions. If the Lobo Sale or a recapitalization is consummated, the capital expenditure budget will change. If capital expenditures are higher than anticipated, cash flow from operations is lower than anticipated, additional asset sales or financings are not completed or certain contingent obligations of TransTexas become fixed, TransTexas may not have sufficient funds for capital expenditures necessary to replace its reserves or to maintain production at current levels and, as a result, production may decrease over time. Although cash from operating activities for the fiscal year ended January 31, 1997 has increased, primarily due to sales of volumetric production payments and a litigation settlement, net cash provided by operating activities declined over the three years ended January 31, 1996.

     In December 1996, TransTexas issued $189 million in face amount of its 13 1/4% Series A Senior Subordinated Notes Due 2003 ("Subordinated Notes") to unaffiliated third parties. The Subordinated Notes were sold with original issue discount at a price equal to 52.6166% of the principal amount shown on the face thereof, for gross proceeds of approximately $99.45 million. The Subordinated Notes accrete at a rate of 13 1/4% compounded semi-annually for a period of five years. Thereafter, the Subordinated Notes will pay cash interest at the same rate. The holders of the Subordinated Notes have the right to exchange their notes for notes to be registered under the Securities Act of 1933, as amended ("Securities Act"). Proceeds from the issuance of the Subordinated Notes were used for working capital and general corporate purposes.

     TransTexas currently has a $40 million credit facility with BNY Financial Corporation (the "BNY Facility") pursuant to which it may borrow funds based on the amount of its accounts receivable. At January 31, 1997, the outstanding balance under the BNY Facility was $26.3 million. Based on anticipated accounts receivable levels, TransTexas estimates average amounts available under the facility will not exceed $26 million. Amounts available under and other terms of the facility would likely change if the Lobo Sale is consummated.

     TransTexas finances a portion of its working capital requirements and capital expenditures by entering into installment notes collateralized by certain equipment. These notes bear interest at rates ranging from 9.43% to 13% per annum and mature at various dates through 2001.

     In January 1996, TransTexas entered into a reimbursement agreement with an unaffiliated third party pursuant to which the third party caused a $20 million letter of credit to be issued to collateralize a supersedeas bond on behalf of TransTexas. If there is a draw under the letter of credit, TransTexas is required to reimburse the third party within 60 days.

     In January 1996, TransTexas sold to an unaffiliated third party a term overriding royalty interest in the form of a volumetric production payment carved out of its interests in certain of its producing properties. For net proceeds of approximately $33 million, TransTexas conveyed to the third party a term overriding royalty equivalent to a base volume of approximately 29 Bcf of natural gas, subject to certain increases in the base volume and in the percentage interest dedicated if certain minimum performance and delivery requirements are not met. In February 1996, in consideration for additional net proceeds of approximately $16 million, TransTexas supplemented the production payment to subject a percentage of its interests in certain additional producing properties to the production payment and to include additional volumes of approximately 14 Bcf of natural gas within the base volume subject to the production payment. At January 31, 1997, approximately 23 Bcf of natural gas remained subject to this production payment.

     In May 1996, TransTexas sold to two unaffiliated third parties a volumetric production payment for net proceeds of approximately $43 million. TransTexas conveyed to the third parties a term overriding royalty equivalent to a base volume of approximately 37 Bcf of natural gas, subject to certain increases in the base volume and in the percentage interest dedicated if certain minimum performance and delivery requirements are not met. Concurrently with the closing of that transaction, TransTexas and one of the unaffiliated third parties terminated, prior to the expiration of its stated term, a dollar-denominated term overriding royalty interest previously sold by TransTexas to that unaffiliated third party for a payment by TransTexas of approximately $25 million. At January 31, 1997, approximately 24 Bcf of natural gas remained subject to the May 1996 production payment.

     In September 1996, TransTexas sold to an unaffiliated third party a term royalty in the form of a dollar-denominated production payment in certain of TransTexas' properties for proceeds of $13.5 million. The production payment calls for the repayment of the primary sum plus an amount equivalent to a 16% annual interest rate on the unpaid portion of such primary sum.

     In September 1996, TransTexas entered into a drilling program agreement with an unaffiliated third party for the reimbursement of certain drilling costs with respect to wells drilled by TransTexas. Pursuant to the agreement, upon the approval of the third party of a recently drilled or currently drilling well for inclusion in the program, the third party will commit to the reimbursement of all or a portion of the cost of such well, up to an aggregate maximum for all such wells of $16.5 million. The program wells are subject to a dollar-denominated production payment equal to the primary sum of such reimbursed costs, plus an amount equivalent to a 17.5% annual interest rate on the unpaid portion of such primary sum. In April 1997, all amounts due were paid in full.

     In April 1997, TransTexas sold to an unaffiliated third party a term royalty in the form of a dollar-denominated production payment in certain of TransTexas's properties for proceeds of approximately $20 million. The production payment calls for the repayment of the primary sum plus an amount equivalent to a 16% annual interest rate on the unpaid portion of such primary sum.

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

  Contingent Liabilities

     TransTexas has significant contingent liabilities, including liabilities with respect to litigation matters and other obligations assumed in the Transfer. These matters, individually and in the aggregate, amount to significant potential liability which, if adjudicated in a manner adverse to TransTexas in one reporting period, could have a material adverse effect on TransTexas' cash flow or operations for that period. Although the outcome of these lawsuits cannot be predicted with certainty, TransTexas does not expect these matters to have a material adverse effect on its financial position. TransTexas has delivered letters of credit and placed into escrow cash, which letters of credit and cash total approximately $22 million, to be applied to certain potential litigation claims.

     Pursuant to the proposed terms of the Lobo Sale, TransTexas would be required to indemnify the buyer for certain liabilities related to the assets owned by TTC. Although TransTexas does not anticipate that it will incur any material indemnity liability, no assurance can be given that TransTexas will have sufficient funds to satisfy any such indemnity obligation or that any payment thereof will not have a material adverse effect on its ability to fund its debt service, capital expenditure and working capital requirements.

  Deconsolidation for Federal Income Tax Purposes

     Under certain circumstances, TransAmerican, TransAmerican Exploration Corporation ("TEXC"), TEC or TARC may sell or otherwise dispose of shares of common stock of TransTexas. If, as a result of any sale or other disposition of TransTexas' common stock or otherwise, the aggregate ownership of TransTexas by TransAmerican and certain of its affiliates (the "TNGC Consolidated Group") is less than 80% (measured by voting power and value), TransTexas will no longer be a member of the TNGC Consolidated Group for federal income tax purposes and, with certain exceptions, will no longer be obligated under the terms and conditions of, or entitled to the benefits of, a tax allocation agreement (the "Tax Allocation Agreement") among members of the TNGC Consolidated Group ("Deconsolidation"). Such sales may be necessary to raise funds required to complete TARC's Capital Improvement Program. Further, if TEC or TARC sells or otherwise transfers any stock of TARC, or issues any options, warrants or other similar rights relating to such stock, outside of the TNGC Consolidated Group, which when aggregated with warrants outstanding to purchase shares of common stock of TARC (the "TARC Warrants") represents more than 20% of the voting power or equity value of TARC, then a Deconsolidation of both TARC and TransTexas from the TNGC Consolidated Group would occur. An event that results in the Deconsolidation of TARC or TransTexas from the TNGC Consolidated Group for federal income tax purposes could result in the acceleration of payment of a substantial amount of income taxes by TransAmerican. The tax liability to TransAmerican that would result from Deconsolidation is estimated to be approximately $15 million at January 31, 1997.

     Each member of a consolidated group filing a consolidated federal income tax return is severally liable for the consolidated federal income tax liability of the consolidated group. There can be no assurance that TransAmerican will have the ability to satisfy the above tax obligation at the time due and, therefore, TransTexas, TARC or TEC may be required to pay the tax.

     Under the Tax Allocation Agreement, TransTexas will be required to pay any Texas franchise tax (which is estimated not to exceed $10.6 million) which may be attributable to any gain recognized by TransAmerican on the Transfer and will be entitled to any benefits of the additional basis resulting from the recognition of such gain.

  Potential Effects of Change of Control

     Capitalized words in the following discussion have the meanings as defined in the Indenture.

     The TransTexas Indenture provides that, upon the occurrence of a Change of Control, each holder of the TransTexas Senior Notes will have the right to require TransTexas to repurchase such holder's TransTexas Senior Notes at 101% of the principal amount thereof plus accrued and unpaid interest. As used in the Indenture, "Change of Control" means (i) any sale, transfer, or other conveyance, whether direct or indirect, of all or substantially all of the assets of TransTexas, on a consolidated basis, to any "person" or "group" (as such terms are used for purposes of Sections 13(d) and 14(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), whether or not applicable), other than to or among TransTexas' Wholly Owned Subsidiaries or the trustee under the Indenture, whether in a single transaction or a series of related transactions, unless, immediately after such transaction, John R. Stanley has, directly or indirectly, in the aggregate, sole beneficial ownership of more than 50%, on a fully diluted basis, of the total voting power entitled to vote in the election of directors, managers, or trustees of the transferee,
(ii) the liquidation or dissolution of TransTexas, or (iii) any transaction, event or circumstance pursuant to which any "person" or "group" (as such terms are used for purposes of Sections 13(d) and 14(d) of the Exchange Act, whether or not applicable), other than John R. Stanley and his Wholly Owned Subsidiaries or the trustee under the TransTexas Indenture, is or becomes the "beneficial owner" (as that term is used in Rules 13d-3 and 13d-5 under the Exchange Act, whether or not applicable, except that a person shall be deemed to be the "beneficial owner" of all shares that any such person has the right to acquire, whether such right is exercisable immediately or only after the passage of time), directly or indirectly, of more than 50% of the total voting power of TransTexas' then outstanding Voting Stock, unless, at the time of the occurrence of an event specified in clauses (I), (ii) or (iii), the Notes, issued under the TransTexas Indenture have an Investment Grade Rating provided, however, that if, at any time within 120 days after such occurrence, the TransTexas

Senior Notes cease having an Investment Grade Rating, such event would constitute a "Change of Control." The term "person," as used in the definition of Change of Control, means a natural person, company, government or political subdivision, agency or instrumentality of a government and also includes a "group," which is defined as two or more persons acting as a partnership, limited partnership or other group. The holders of the Subordinated Notes would also have a right to require the Company to repurchase such securities upon the occurrence of a Change of Control. In addition, certain changes or other events in respect of the ownership or control of TransTexas that do not constitute a Change of Control under the Indenture may result in a "change of control" of TransTexas under the terms of the BNY Facility and certain equipment financing. Such an occurrence could create an obligation for TransTexas to repay such other indebtedness. At January 31, 1997, TransTexas had approximately $34.7 million of indebtedness (excluding the Notes and the Subordinated Notes) subject to such right of repayment or repurchase. In the event of a Change of Control under the TransTexas Indenture or a "change of control" under the terms of other outstanding indebtedness, there can be no assurance that TransTexas will have sufficient funds to satisfy any such payment obligations.

     TARC owns a large petroleum refinery in the Gulf Coast region along the Mississippi River, approximately 20 miles from New Orleans, Louisiana. In February 1995, TARC commenced the Capital Improvement Program. Between February 1995 and March 1997, TARC spent $238 million on the Capital Improvement Program, procured a majority of the equipment required and completed substantially all of the process design engineering and a substantial portion of the remaining engineering necessary to complete this project. The TARC Notes are collateralized by, among other things, an aggregate of 45.45 million shares of TransTexas' common stock (the "Common Stock").

     Primarily because additional financing was not available to TARC on a timely basis, TARC was unable to meet the construction completion timetable for the Capital Improvement Program as required under the TARC Notes Indenture. The holders of the TARC Notes have waived, until July 15, 1997, the default under the TARC Notes Indenture which would have occurred on February 15, 1997 as a result of TARC's failure to meet the required completion timetable. The waiver of this default will cease to be effective on July 15, 1997. Unless the default has been further waived or TARC completes a recapitalization that satisfies the holders of the TARC Notes, such holders would then be entitled to pursue remedies available under the TARC Notes Indenture, including acceleration of the maturity of the TARC Notes. Any such event of default could result in the sale, following the occurrence of such event of default, of some or all of the remaining shares of Common Stock pledged to collateralize the TARC Notes. A foreclosure on such shares would constitute a "change of control" of TransTexas under the BNY Facility and certain equipment financing, which may create an obligation for TransTexas to repay amounts outstanding thereunder. A sale of such shares following a foreclosure could also result in a Change of Control under the TransTexas Indenture.

  Inflation and Changes in Prices

     TransTexas' results of operations and the value of its gas properties are highly dependent upon the prices TransTexas receives for its natural gas. Substantially all of TransTexas' sales of natural gas are made in the spot market, or pursuant to contracts based on spot market prices, and pursuant to long-term, fixed-price contracts. Accordingly, the prices received by TransTexas for its natural gas production are dependent upon numerous factors beyond the control of TransTexas, including the level of consumer product demand, the North American supply of natural gas, government regulations and taxes, the price and availability of alternative fuels, the level of foreign imports of oil and natural gas and the overall economic environment. Demand for natural gas is seasonal, with demand typically higher during the summer and winter, and lower during spring and fall, with concomitant changes in price. Although certain of TransTexas' costs and expenses are affected by the level of inflation, inflation has not had a significant effect on TransTexas' results of operations during the year ended January 31, 1997.

     Any significant decline in current prices for natural gas could have a material adverse effect on TransTexas' financial condition, results of operations and quantities of reserves recoverable on an economic basis. Based on current levels of production and certain hedge agreements, TransTexas estimates that a $0.10 per MMBtu change in average gas prices received would change annual operating income by approximately $12 million.

REFINING

     TARC's refinery was inoperative from January 1983 through February 1994. During this period, TARC's revenues were derived primarily from tank rentals and its expenses consisted of maintenance and repairs, tank rentals, general and administrative expenses and property taxes. TARC commenced partial operations at the refinery in March 1994 and has operated the No. 2 Vacuum Unit intermittently since that time. TARC could operate the No. 2 Crude Unit and/or the No. 2 Vacuum Unit if market conditions become favorable. TARC's decision to commence or suspend operations is based on the availability of financing, current operating margins and the need to tie-in units as they are completed. TARC does not consider its historical results to be indicative of future results.

     TARC's results of operations are dependent on the operating status of certain units within its refinery, which determines the types of feedstocks processed and refined product yields. The results are also affected by the unit costs of purchased feedstocks and the unit prices of refined products, which can vary significantly. The Capital Improvement Program is designed to significantly change TARC's throughput capacity, the feedstocks processed, and refined product yields.

     In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets to be Disposed Of ("SFAS 121"). As of February 1, 1996, TARC adopted the requirements of SFAS No. 121. TARC currently believes, based on estimates of refining margins and current estimates for costs of the expansion and modification of the refinery, that future undiscounted cash flows will be sufficient to recover the cost of the refinery over its estimated useful life as well as the costs of related identifiable intangible assets. Management believes there have been no events or changes in circumstances that would require the recognition of an impairment loss. However, due to the inherent uncertainties in estimating future refining margins, in constructing and operating a large scale refinery and the uncertainty regarding TARC's ability to complete the Capital Improvement Program, there can be no assurance that TARC will ultimately recover the cost of the refinery. Management believes that the book value of the refinery is in excess of its current estimated fair market value. See Note 5 to Financial Statements.

  Year Ended January 31, 1997, Compared with the Year Ended January 31, 1996

     Total revenues for the year ended January 31, 1997 decreased to $10.9 million from $176.2 million for the same period in 1996, due primarily to a significant drop in the processing of purchased feedstocks for sale to third parties compared to the prior year.

     Cost of products sold for the year ended January 31, 1997 decreased to $11.5 million from $185.3 million for the same period in 1996, due primarily to a significant drop in the purchase of feedstocks for processing compared to the prior year.

     Losses from processing arrangements of $7.1 million, discussed below in "Liquidity and Capital Resources," for the year ended January 31, 1997, were primarily due to price management activities.

     Operations and maintenance expense for the year ended January 31, 1997 increased to $23.9 million from $12.5 million for the same period in 1996, primarily due to a write-off of approximately $6.5 million for assets included in construction work in process that will not be used in the overall Capital Improvement Program, an increase in fuel costs during the first six months of fiscal 1997, and higher contract labor costs.

     Depreciation and amortization expense for the year ended January 31, 1997 increased $0.9 million to $7.2 million from $6.3 million for the same period in 1996, primarily due to the reclassification of construction work in process to depreciable assets during 1997.

     Taxes other than income taxes for the year ended January 31, 1997 increased to $4.2 million from $2.7 million for the same period in 1996, primarily due to increased property tax expense.

     General and administrative expense for the year ended January 31, 1997 decreased to $11.8 million from $12.6 million for the same period in 1996, primarily due to decreased litigation expense.

     Interest income for the year ended January 31, 1997 decreased by $6.1 million as compared to the same period in 1996, primarily due to interest earned in 1996 on a higher balance held in the Collateral Account. Interest expense, net, for the year ended January 31, 1997 decreased $13.8 million, primarily due to a larger portion of interest capitalized as well as a reduction of product financing costs in 1997 versus 1996 due to lower volumes of feedstock purchases. During the year ended January 31, 1997, TARC capitalized approximately $68.8 million of interest related to construction activities at TARC's refinery, compared to $41.5 million for the year ended January 31, 1996.

     The equity in income of TransTexas for the year ended January 31, 1997 of $12.3 million reflects TARC's 20.3% equity interest in TransTexas until TARC's sale of 4.55 million shares of TransTexas stock in March 1996 and its 14.1% interest thereafter. This compares to $2.6 million equity in loss of TransTexas for the year ended January 31, 1996. The increase is a result of higher gas prices and a favorable litigation settlement at TransTexas.

     Other income for the year ended January 31, 1997 was $56.5 million, which was primarily a result of the $56.2 million gain on the sale of 4.55 million shares of TransTexas stock in March 1996. Other income for the year ended January 31, 1996 was $2.1 million, primarily resulting from trading gains on futures contracts.

  Six Months Ended January 31, 1996, Compared with the Six Months Ended January 31, 1995

     Total revenues for the six months ended January 31, 1996 increased $35.6 million to $107.2 million from $71.6 million in the same period in 1995, primarily due to an increase in the volume of products sold to 6.1 million barrels in 1996 from 4.2 million barrels in 1995. In addition, $1.2 million of the increase was due to an increase in the average product sales price of $0.19 per barrel in 1996 over 1995.

     Cost of products sold for the six months ended January 31, 1996 increased $36.2 million to $110.1 million from $73.9 million for the same period in 1995, primarily due to an increase in the volume of products sold, partially offset by a decrease in the average price of feedstocks purchased.

     Operations and maintenance expenses for the six months ended January 31, 1996 increased $0.2 million to $7.9 million from $7.7 million for the same period in 1995, primarily due to an increase in the number of days the vacuum unit was operating.

     Depreciation and amortization expenses for the six months ended January 31, 1996 increased $0.5 million to $3.2 million from $2.7 million for the same period in 1995, primarily due to the transfer of certain terminal facilities and tankage equipment from construction in progress to depreciable assets during the 1996 period.

     General and administrative expenses for the six months ended January 31, 1996, decreased $1.0 million to $7.4 million from $8.4 million for the same period in 1995, primarily as a result of a reduction in litigation accruals, $2.5 million, partially offset by an increase in payroll of $1.1 million arising from operations support requirements.

     Taxes other than income taxes for the six months ended January 31, 1996 decreased $1.4 million to $0.7 million from $2.1 million for the same period in 1995, primarily due to lower property tax expense for the six months ended January 31, 1996.

     Interest income for the six month period ended January 31, 1996, increased $2.3 million compared to the same period in 1995 due primarily to interest earned on long-term debt proceeds held in the Collateral Account. Interest expense for the six month period ended January 31, 1996, increased $28.6 million due to interest accrued on long-term debt issued in February 1995, amortization of debt issue costs and financing costs associated with product purchases. During the six months ended January 31, 1996, TARC capitalized $26.2 million of interest related to property and equipment associated with the Capital Improvement Program.

  Year Ended July 31, 1995, Compared with the Year Ended July 31, 1994

     Total revenues for the year ended July 31, 1995, decreased $36.6 million to $140.6 million from $177.2 million in the same period in 1994, primarily due to a decrease in the volume of products sold which was partially offset by an increase in the average price of products sold.

     Cost of products sold for the year ended July 31, 1995, decreased $19.8 million to $149.1 million from $168.9 million for the same period in 1994, primarily as a result of a decrease in volume of products sold, partially offset by an increase in the average price of feedstocks purchased, and a contract cancellation loss of approximately $3.8 million.

     Operations and maintenance expense for the year ended July 31, 1995, increased $0.2 million to $12.3 million from $12.1 million for the same period in 1994, primarily as a result of an increase in the number of days the No. 2 vacuum unit was operating.

     Depreciation and amortization expense for the year ended July 31, 1995, increased $3.3 million to $5.9 million from $2.6 million for the same period in 1994, primarily as a result of increased depreciation expense being recorded for refinery assets which were taken out of discontinued operations during 1994.

     General and administrative expenses for the year ended July 31, 1995, increased $9.1 million to $13.6 million from $4.5 million in the same period in 1994, primarily as a result of a litigation accrual of $4.5 million and increases in legal and consulting fees and insurance costs as a result of expanded refinery operations.

     Taxes other than income taxes for the year ended July 31, 1995, increased $0.5 million to $4.2 million from $3.7 million for the same period in 1994, primarily as a result of an increase in property taxes assessed.

     Interest income for the year ended July 31, 1995, increased $4.1 million compared to the same period in 1994 due primarily to interest earned on long-term debt proceeds held in the Collateral Account. Interest expense for the year ended July 31, 1995, increased $31.3 million due to interest accrued on long-term debt issued during 1995, amortization of debt issue costs and financing costs associated with product purchases. During the year ended July 31, 1995, TARC capitalized $18.9 million of interest related to property and equipment associated with TARC's Capital Improvement Program.

     Other income for the year ended July 31, 1995, was $2.5 million compared to other expense of $2.9 million for the same period in 1994 primarily as a result of trading gains on futures contracts in 1995.

     For the year ended July 31, 1995, the loss before an extraordinary item increased $35.5 million over the same period in 1994, primarily due to interest associated with TARC's long-term debt and amortization of debt issue costs.

     In February 1995, TransAmerican contributed 55 million shares of TransTexas common stock to the Company and the Company then contributed 15 million of these shares of TransTexas common stock to TARC. The equity in loss of TransTexas for the year ended July 31, 1995, reflects TARC's 20.3% equity interest in TransTexas' loss before an extraordinary item from the date of acquisition. The equity in extraordinary loss of TransTexas represents TARC's equity in a charge recorded by TransTexas in the fourth quarter for the early retirement of $500 million of its 10 1/2% Senior Secured Notes due 2000 from the proceeds of the issuance by TransTexas in June 1995 of $800 million in 11 1/2% Senior Secured Notes due 2002.

LIQUIDITY AND CAPITAL RESOURCES

     In connection with the issuance of the TARC Notes in February 1995, proceeds of $173 million were deposited into a cash collateral account, designated for use in the Capital Improvement Program. TARC sold 4.55 million shares of TransTexas common stock in March 1996, and deposited approximately $26.6 million in proceeds into the cash collateral account in accordance with the requirements of the Indenture. As of January 31, 1997, TARC had expended all amounts deposited in the cash collateral account. As of January 31, 1997, TARC had commitments for refinery construction and maintenance of approximately $53.0 million.

     In March 1997, TARC issued $36 million principal amount of 15% senior secured notes due 1998 to unaffiliated third parties. These notes are secured by a pledge of 5 million shares of TransTexas common stock, which were released from the lien securing the TARC Notes. Proceeds from the issuance of these notes have been or will be used for construction at the refinery and general corporate purposes.

     Primarily because additional funding was not available, TARC was unable to meet the construction completion timetable for the Capital Improvement Program as required under the TARC Notes Indenture. In February 1997, TARC solicited and received from the holders of the TARC Notes consents to certain waivers under and amendments to the TARC Notes Indenture. Pursuant to this consent solicitation, the holders of the TARC Notes waived, until July 15, 1997, the default under the TARC Notes Indenture which would have occurred on February 15, 1997 as a result of TARC's failure to meet the required completion timetable. The waiver of this default will cease to be effective on July 15, 1997. Unless the default has been further waived or the Company completes a recapitalization that satisfies the holders of the TARC Notes, such holders would then be entitled to pursue remedies available under the TARC Notes Indenture, including acceleration of the maturity of the TARC Notes.

     TARC must obtain substantial additional financing to fund any additional expansion or modification of the refinery. It is likely that the scope, completion schedule and other aspects of the Capital Improvement Program will be modified in connection with obtaining additional financing. The scope, completion schedule, amount of additional expenditures required and other aspects of additional expansion and modification of the refinery will depend upon, among other factors, the availability and timing of such financing. TEC and its operating subsidiaries are considering various financing alternatives, including a recapitalization of TEC, TARC and TransTexas. The Company expects that these recapitalizations can be completed by July 15, 1997. However, there can be no assurance that TARC will obtain the required additional financing.

     TARC has incurred losses and negative cash flow from operations as a result of limited refining operations that did not cover the fixed costs of maintaining the refinery, increased working capital requirements and losses on refined product sales and processing arrangements. Such losses are due to financing costs, low margins and price management activities. In addition, the TARC Notes are classified as a current liability as of January 31, 1997. Primarily as a result of these factors and accounts payable related to the Capital Improvement Program, TARC had negative working capital of $407.0 million at January 31, 1997. In order to operate the refinery at expected levels after completion of expansion and modification of the refinery, TARC will require additional working capital and ultimately must achieve profitable operations.

     TARC is not currently operating the completed units of the refinery because market conditions make limited operations uneconomic. If market conditions become favorable, TARC could resume limited processing operations. TARC, however, anticipates that in the near term and until additional operating units come on line, its capital needs will be limited to expenditures for the expansion and modification of the refinery, and for general and administrative and refinery maintenance costs.

     If TARC (i) does not obtain additional financing, (ii) does not complete a recapitalization that satisfies the holders of the TARC Notes, or (iii) does not complete construction of a refinery capable of profitable operations, TARC's investment in the refinery may not be recovered. Without additional funding to complete expansion and modification of the refinery, and to provide working capital for operations and debt service, there is substantial doubt about TARC's continuation as a going concern. The financial statements do not include any adjustments for such uncertainties.

     Under certain circumstances, TransAmerican, TEXC, TARC or TEC may sell or otherwise dispose of shares of common stock of TransTexas. If, as a result of any sale or other disposition of TransTexas common stock, the aggregate ownership of TransTexas by members of the TNGC Consolidated Group is less than 80% (measured by voting power and value), TransTexas will no longer be a member of the TransAmerican Consolidated Group and, with certain exceptions, will no longer be obligated under the terms and conditions of, or entitled to the benefits of, the Tax Allocation Agreement among TransAmerican and certain of its affiliates, including TEC, TARC and TransTexas. Further, if TEC or TARC sells or otherwise transfers any stock of TARC, or issues any options, warrants or other similar rights relating to such stock, outside of the TransAmerican Consolidated Group, which when aggregated with the outstanding TARC Warrants represents more than 20% of the voting power or equity value of TARC, then a Deconsolidation of both TARC and TransTexas from the TNGC Consolidated Group would occur. An event that results in Deconsolidation of TARC or TransTexas from the TNGC Consolidated Group for federal income tax purposes could result in the acceleration of payment of a substantial amount of federal income taxes by TransAmerican. The tax liability to TransAmerican which would result from Deconsolidation is estimated to be approximately $15 million at January 31, 1997. Each member of a consolidated group filing a consolidated federal income tax return is severally liable for the consolidated federal income tax liability of the consolidated group. There can be no assurance that TransAmerican will have the ability to satisfy the above tax obligation at the time due and, therefore, TARC, or other members of the group may be required to pay the tax.

     In July 1996, TARC executed a promissory note to TransAmerican for up to $25 million. The note bears interest at a rate of 15% per annum, payable quarterly beginning October 31, 1996, and matures on July 31, 1998. As of January 31, 1997, the entire $25 million was outstanding under the note. On November 1, 1996, TARC executed an additional $25 million promissory note to TransAmerican which bears interest at 15% per annum, payable quarterly beginning December 31, 1996, and which matures on September 30, 1998 (together with the first promissory note, the "TransAmerican Notes"). At January 31, 1997, TARC had approximately $44.4 million outstanding under both of these notes. TransAmerican has waived any defaults arising from TARC's failure to make the scheduled interest payments provided for in these notes. In February 1997, the November 1996 promissory note was replaced with a $50 million note bearing interest at an annual rate of 15% and which matures on July 31, 2002. Interest payments are due quarterly commencing on April 30, 1997. The debt represented by the new note is subordinate in right of payment to the TARC Notes. As of April 25, 1997, approximately $31.4 million had been advanced under the new note. These and additional borrowings have been used by TARC to fund construction at the refinery, as well as working capital needs, pending additional financing from other sources. There can be no assurance that TransAmerican will make additional advances to TARC.

     TARC enters into financing arrangements in order to maintain an available supply of feedstocks. Typically, TARC enters into an agreement with a third party to acquire a cargo of feedstock which is scheduled for delivery to TARC's refinery. TARC pays through the third party all transportation costs, related taxes and duties and letter of credit fees for the cargo, plus a negotiated commission. Prior to arrival at the refinery, another third party purchases the cargo, and TARC commits to purchase, at a later date, the cargo at an agreed price plus commission and costs. TARC also places margin deposits with the third party to permit the third party to hedge its price risk. TARC purchases these cargos in quantities sufficient to maintain expected operations and is obligated to purchase all of the cargos delivered pursuant to these arrangements. In the event the refinery is not operating, these cargos may be sold on the spot market. During the year ended January 31, 1997, approximately 1.1 million barrels of feedstocks with a cost of $23 million were sold by a third party on the spot market prior to delivery to TARC without a material gain or loss to TARC.

     In March 1996, TARC entered into a processing agreement with a third party for the processing of various feedstocks at the refinery. Under the terms of the agreement, the processing fee earned by TARC is based on the margin earned by the third party, if any, after deducting all of its related costs such as feedstock acquisition, hedging, transportation, processing and inspections plus a commission for each barrel processed. For the year ended January 31, 1997, TARC processed approximately 1.1 million barrels of feedstock pursuant to this agreement. TARC incurred a loss of approximately $2.6 million related to this processing agreement primarily as a result of low margins and price management activities.

     In April 1996, TARC entered into a similar processing agreement with another third party to process feedstocks. As of January 31, 1997, TARC had completed processing approximately 6.4 million barrels of feedstocks and is storing approximately 1.0 million barrels of intermediate and refined products under this agreement. TARC also entered into a processing agreement with this third party to process approximately 0.8 million barrels of the third party's feedstocks for a fixed price per barrel. Under the terms of this fixed price agreement, TARC met all quantity and quality yields earning the full price per barrel. For the year ended January 31, 1997, TARC recorded a net loss of approximately $4.5 million related to these processing arrangements primarily as a result of low margins and price management activities.

     Environmental compliance and permitting issues are an integral part of the capital expenditures anticipated in connection with the expansion and modification of the refinery. TARC does not expect to incur any additional significant expenses for environmental compliance during fiscal 1998 or fiscal 1999 other than those budgeted for the Capital Improvement Program. There is no assurance, however, that costs incurred to comply with environmental laws will not have a material adverse effect on TARC's future results of operations, cash flows or financial condition. TARC also has contingent liabilities with respect to litigation matters as more fully described in Note 15 of Notes to Financial Statements.

INFLATION AND CHANGES IN PRICES

     TARC's revenues and feedstock costs have been, and will continue to be, affected by changes in the prices of petroleum and petroleum products. TARC's ability to obtain additional capital is also substantially dependent on refined product prices and refining margins, which are subject to significant seasonal, cyclical and other fluctuations that are beyond TARC's control.

     From time to time, TARC enters into futures contracts, options on futures, swap agreements and forward sale agreements for crude and refined products intended to protect against a portion of the price risk associated with price declines from holding inventory of feedstocks and refined products, or for fixed price purchase commitments. TARC's policy is not to enter into fixed price or other purchase commitments in excess of anticipated processing requirements. TARC believes that these current and anticipated futures transactions do not and will not constitute speculative trading as specified under and prohibited by the TARC Notes Indenture.

RECENTLY ISSUED PRONOUNCEMENTS

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings per Share ("SFAS 128") and Statement of Financial Accounting Standards No. 129, Disclosure of Information about Capital Structure ("SFAS 129"). These statements will be adopted by TARC effective January 31, 1998. SFAS 128 simplifies the computation of earnings per share by replacing primary and fully diluted presentations with the new basic and diluted disclosures. SFAS 129 establishes standards for disclosing information about an entity's capital structure. TARC has not determined the impact of these pronouncements on its financial statements.

     In October 1996, the American Institute of Certified Public Accountants issued Statement of Position 96-1, Environmental Remediation Liabilities ("SOP 96-1"), which establishes new accounting and reporting standards for the recognition and disclosure of environmental remediation liabilities. TARC does not believe the effect of adoption of SOP 96-1 in 1998 will have a material impact on TARC's financial position, results of operations or cash flows.

  Forward-Looking Statements

     Forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, are included throughout this report. All statements other than statements of historical facts included in this Annual Report on Form 10-K regarding the Company's financial position, business strategy, and plans and objectives of management for future operations, including, but not limited to words such as "anticipates," "expects," "estimates," "believes," "intends," "projects" and "likely" indicate forward-looking statements. The Company's management believes its current views and expectations are based on reasonable assumptions; however, there are significant risks and uncertainties that could significantly affect expected results. Factors that could cause actual results to differ materially from those in the forward-looking statements include fluctuations in the commodity prices for natural gas, crude oil, condensate, natural gas liquids, petroleum and refined products, the extent of TransTexas' success in discovering, developing and producing reserves, TARC's success in raising additional capital to complete expansion and modification of the refinery, engineering problems, work stoppages, cost overruns, personnel or materials shortages, casualty losses, conditions in the equity and capital markets, the ultimate resolution of litigation, and competition.

     There are numerous uncertainties inherent in estimating quantities of proved reserves, including many factors beyond the control of TransTexas. The reserve data included and incorporated by reference in this Offering Circular represent only estimates prepared by Netherland, Sewell & Associates, Inc. ("Netherland Sewell"). Gas reserve assessment is a subjective process of estimating the recovery from underground accumulations of gas that cannot be measured in an exact way, and estimates by other persons might differ materially from those of Netherland Sewell. Certain events, including production, acquisitions and future drilling and development could result in increases or decreases in estimated quantities of proved reserves. In addition, estimates of TransTexas' future net revenues from proved reserves and the present value thereof are based on certain assumptions regarding future natural gas prices, production levels, production and ad valorem taxes and operating and development costs that may not prove to be correct over time.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                              PAGE
                                                              ----
Report of Independent Accountants...........................   37
Financial Statements:
  Consolidated Balance Sheet................................   38
  Consolidated Statement of Operations......................   39
  Consolidated Statement of Stockholder's Deficit...........   40
  Consolidated Statement of Cash Flows......................   41
  Notes to Consolidated Financial Statements................   42

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Stockholders and Board of Directors
TransAmerican Energy Corporation:

     We have audited the accompanying consolidated balance sheet of TransAmerican Energy Corporation (and predecessor) as of January 31, 1997 and 1996 and the related consolidated statements of operations, stockholder's deficit and cash flows for the year ended January 31, 1997, the six months ended January 31, 1996 and each of the two years ended July 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of TransAmerican Energy Corporation (and predecessor) as of January 31, 1997 and 1996, and the results of its operations and its cash flows for the year ended January 31, 1997, the six months ended January 31, 1996 and each of the two years in the period ended July 31, 1995, in conformity with generally accepted accounting principles.

     As described in Note 2, the accompanying consolidated financial statements have been prepared assuming that the Company and its wholly-owned subsidiary, TransAmerican Refining Corporation ("TARC"), will continue as going concerns. TARC is required to obtain additional funds to amend or refinance the TARC Notes, expand its refinery and to fund its ongoing working capital requirements. There is no assurance that the TARC Notes can be amended or refinanced or that the necessary additional funding for the refinery expansion and working capital requirements can be obtained or that profitable operations will be ultimately achieved. As a result, there is substantial doubt about TARC's ability to continue as a going concern. Additionally, the Company has pledged its ownership interest in TransTexas Gas Corporation ("TransTexas") as collateral on TARC's Discount Mortgage Notes and Mortgage Notes. In the event TARC does not obtain the necessary additional funding, the Company may not be able to recover its investment in TARC and lose its ownership interest in TransTexas. Therefore, there is substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not contain any adjustments that might result from the outcome of this uncertainty.

                                        COOPERS & LYBRAND L.L.P.

Houston, Texas
May 1, 1997

               TRANSAMERICAN ENERGY CORPORATION (AND PREDECESSOR)

                           CONSOLIDATED BALANCE SHEET
                (IN THOUSANDS OF DOLLARS, EXCEPT SHARE AMOUNTS)

                                     ASSETS

                                                              JANUARY 31,   JANUARY 31,
                                                                 1997          1996
                                                              -----------   -----------
Current assets:
  Cash and cash equivalents.................................  $   24,179    $   14,114
  Interest reserve account -- TransTexas....................      46,000        46,000
  Long-term debt proceeds held in collateral
     account -- TARC........................................          --        14,840
  Accounts receivable.......................................      78,660        36,372
  Receivable from affiliates................................          --         3,000
  Inventories...............................................      12,481        48,652
  Other current assets......................................      25,638        56,300
                                                              ----------    ----------
          Total current assets..............................     186,958       219,278
                                                              ----------    ----------
Property and equipment......................................   2,836,696     2,438,926
Less accumulated depreciation, depletion and amortization...   1,451,417     1,302,972
                                                              ----------    ----------
     Net property and equipment -- based on the full cost
      method of accounting for gas and oil properties of
      which $158,973 and $136,360 at January 31, 1997 and
      1996, respectively, were excluded from amortization...   1,385,279     1,135,954
                                                              ----------    ----------
Long-term debt proceeds held in collateral account --TARC...          --         9,565
Due from affiliates.........................................          --        26,846
Other assets, net...........................................      41,498        64,779
                                                              ----------    ----------
                                                              $1,613,735    $1,456,422
                                                              ==========    ==========
                         LIABILITIES AND STOCKHOLDER'S DEFICIT
Current liabilities:
  Current maturities of long-term debt......................  $    5,787    $    1,335
  Accounts payable..........................................      48,202        63,302
  Payable to affiliate......................................       1,604         2,260
  Product financing arrangements............................          --        37,206
  Accrued liabilities.......................................      98,861        89,316
  Long-term debt............................................     365,730            --
                                                              ----------    ----------
          Total current liabilities.........................     520,184       193,419
                                                              ----------    ----------
Due to affiliates...........................................      26,295        18,992
Notes payable to affiliate..................................      46,589            --
Production payment..........................................      11,931        31,036
Long-term debt, less current maturities.....................     910,469     1,119,079
Revolving credit agreement..................................      26,268        20,365
Deferred revenue............................................      54,554        32,850
Deferred income taxes.......................................      31,367        40,256
Other liabilities...........................................      32,991        36,358
Redeemable preferred stock, $0.01 par value, 10,000 shares
  authorized; Series A -- 1,000 shares issued and
  outstanding...............................................          96            96
Commitments and contingencies (Note 15).....................          --            --
Stockholder's deficit:
  Common stock, $0.01 par value, 100,000 shares authorized;
     9,000 shares issued and outstanding....................          --            --
  Additional paid-in capital................................     144,980       175,019
  Accumulated deficit.......................................    (134,953)     (211,048)
                                                              ----------    ----------
                                                                  10,027       (36,029)
  Advances to affiliates....................................     (57,036)           --
                                                              ----------    ----------
          Total stockholder's deficit.......................     (47,009)      (36,029)
                                                              ----------    ----------
                                                              $1,613,735    $1,456,422
                                                              ==========    ==========

   The accompanying notes are an integral part of the consolidated financial statements.

               TRANSAMERICAN ENERGY CORPORATION (AND PREDECESSOR)

                      CONSOLIDATED STATEMENT OF OPERATIONS
                (IN THOUSANDS OF DOLLARS, EXCEPT SHARE AMOUNTS)

                                        YEAR ENDED            SIX MONTHS ENDED           YEAR ENDED
                                       JANUARY 31,              JANUARY 31,               JULY 31,
                                  ----------------------   ----------------------   --------------------
                                    1997        1996         1996        1995         1995        1994
                                  --------   -----------   --------   -----------   ---------   --------
                                             (UNAUDITED)              (UNAUDITED)
Revenues:
  Gas, condensate and natural
     gas liquids................  $360,740   $   254,275   $123,253   $   142,070   $ 273,092   $300,210
  Transportation................    34,423        33,518     15,892        19,161      36,787     33,240
  Product sales.................    10,857       176,229    107,237        71,035     140,027    174,143
  Gain on the sale of assets....     7,856           474        474            --          --         --
  Tank rentals..................        --             1         --           551         552      3,035
  Other.........................       297           360        127            52         285        247
                                  --------   -----------   --------   -----------   ---------   --------
          Total revenues........   414,173       464,857    246,983       232,869     450,743    510,785
                                  --------   -----------   --------   -----------   ---------   --------
Costs and expenses:
  Operating.....................   154,313       273,860    154,697       124,960     244,123    268,862
  Depreciation, depletion and
     amortization...............   139,678       126,821     64,053        73,051     135,819    116,447
  General and administrative....    57,500        45,768     21,213        21,037      45,592     44,807
  Taxes other than income
     taxes......................    26,772        17,965      8,133         8,376      18,208     16,904
  Litigation settlements........   (96,000)      (18,300)   (18,300)           --          --     (1,000)
                                  --------   -----------   --------   -----------   ---------   --------
          Total costs and
            expenses............   282,263       446,114    229,796       227,424     443,742    446,020
                                  --------   -----------   --------   -----------   ---------   --------
  Operating income..............   131,910        18,743     17,187         5,445       7,001     64,765
                                  --------   -----------   --------   -----------   ---------   --------
Other income (expense):
  Interest income...............     5,748        11,079      5,197           916       6,798      1,553
  Interest expense..............  (170,510)     (100,694)   (49,684)      (30,002)    (81,012)   (51,684)
  Interest capitalized..........    68,840            --         --            --
  Other, net....................    56,535         2,106       (229)          116       2,451     (2,851)
                                  --------   -----------   --------   -----------   ---------   --------
          Total other income
            (expense)...........   (39,387)      (87,509)   (44,380)      (28,970)    (71,763)   (52,982)
                                  --------   -----------   --------   -----------   ---------   --------
  Income (loss) before income
     taxes......................    92,523       (68,766)   (27,193)      (23,525)    (64,762)    11,783
Income tax expense (benefit)....    12,491        (2,700)      (416)         (131)     (2,415)    (5,380)
                                  --------   -----------   --------   -----------   ---------   --------
  Income (loss) before
     extraordinary item.........    80,032       (66,066)   (26,777)      (23,394)    (62,347)     6,403
Extraordinary item -- loss on
  early extinguishment of debt-
  TransTexas, net of tax (Note
  3)............................        --       (56,637)        --            --     (56,637)        --
                                  --------   -----------   --------   -----------   ---------   --------
          Net income (loss)
            before preferred
            stock dividend......  $ 80,032   $  (122,703)  $(26,777)  $   (23,394)  $(118,984)  $  6,403
                                  ========   ===========   ========   ===========   =========   ========
Series A preferred stock
  dividend......................  $     19   $        --   $     --   $        --   $      --   $     --
                                  ========   ===========   ========   ===========   =========   ========
Net income (loss) available for
  common stockholder............  $ 80,013   $  (122,703)  $(26,777)                $(118,984)
                                  ========   ===========   ========                 =========
Net income (loss) per common
  share:
  Income (loss) before
     extraordinary item.........  $  8,890   $    (7,341)  $ (2,975)                $ (13,901)
  Extraordinary item............        --        (6,293)        --                   (12,628)
                                  --------   -----------   --------                 ---------
                                  $  8,890   $    13,634   $ (2,975)                $ (26,529)
                                  ========   ===========   ========                 =========
Weighted average number of
  shares outstanding............     9,000         9,000      9,000                     4,485
                                  ========   ===========   ========                 =========

   The accompanying notes are an integral part of the consolidated financial statements.

                        TRANSAMERICAN ENERGY CORPORATION

                CONSOLIDATED STATEMENT OF STOCKHOLDER'S DEFICIT
                (IN THOUSANDS OF DOLLARS, EXCEPT SHARE AMOUNTS)

                                                                        RETAINED
                                                     ADDITIONAL        EARNINGS/                          TOTAL
                                                   PAID-IN CAPITAL    (ACCUMULATED     ADVANCES       STOCKHOLDERS'
                                SHARES   AMOUNT   (CAPITAL DEFICIT)     DEFICIT)     TO AFFILIATES   EQUITY (DEFICIT)
                                ------   ------   -----------------   ------------   -------------   ----------------
Balance at July 31, 1994......  1,000     $ --        $      1         $      --       $     --         $       1
  Stock Transfer, as adjusted
     (Note 1).................     --       --         161,463           (65,287)            --            96,176
  Issuance of common stock....  8,000       --              --                --             --                --
  Net loss....................     --       --              --          (118,984)            --          (118,984)
                                -----     ----        --------         ---------       --------         ---------
  Balance at July 31, 1995....  9,000       --         161,464          (184,271)            --           (22,807)
  Net loss....................     --       --              --           (26,777)            --           (26,777)
                                -----     ----        --------         ---------       --------         ---------
Balance at January 31, 1996...                         161,464          (211,048)            --           (49,584)
  Transfer of litigation
     escrow to affiliate......     --       --         (22,484)               --             --           (22,484)
  Contribution of Signal
     Capital Holdings
     Corporation stock by
     affiliate................     --       --           6,000                --             --             6,000
  Advances to affiliates......     --       --              --                --        (57,036)          (57,036)
  Preferred stock dividends...     --       --              --               (19)            --               (19)
  Elimination of intercompany
     gain on property
     purchased from
     affiliate................     --       --              --            (3,918)            --            (3,918)
  Net income..................     --       --              --            80,032             --            80,032
                                -----     ----        --------         ---------       --------         ---------
Balance at January 31, 1997...  9,000     $ --        $144,980         $(134,953)      $(57,036)        $ (47,009)
                                =====     ====        ========         =========       ========         =========

     Prior year periods are not presented because the Company's predecessor was not a separate entity with its own capital structure.

   The accompanying notes are an integral part of the consolidated financial statements.

               TRANSAMERICAN ENERGY CORPORATION (AND PREDECESSOR)

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                           (IN THOUSANDS OF DOLLARS)

                                                                               SIX MONTHS ENDED
                                                  YEAR ENDED JANUARY 31,          JANUARY 31,          YEAR ENDED JULY 31,
                                                  -----------------------   -----------------------   ---------------------
                                                    1997         1996         1996         1995         1995        1994
                                                  ---------   -----------   ---------   -----------   ---------   ---------
                                                              (UNAUDITED)               (UNAUDITED)
Operating activities:
  Net income (loss).............................  $  80,032    $(122,367)   $ (26,777)   $ (23,394)   $(118,984)  $   6,403
  Adjustments to reconcile net income (loss) to
    net cash provided by operating activities:
    Extraordinary item..........................         --       56,637           --           --       56,637          --
    Litigation, net.............................         --       (9,300)     (16,300)       4,500       11,500      13,000
    Depreciation, depletion and amortization....    139,678      126,821       64,053       73,051      135,819     116,447
    Amortization of discount on long-term
      debt......................................      8,470       11,062        3,389           --        7,673          --
    Amortization of debt issue costs............      1,653        4,348        1,533        1,524        4,339       2,818
    Amortization of deferred revenue............    (36,917)          --           --           --           --          --
    Gain on sale of TransTexas stock............    (56,162)          --           --           --           --          --
    Gain on asset dispositions..................     (1,343)        (474)        (474)          --           --          --
    Deferred income taxes.......................     (8,889)       6,263         (416)      (1,483)       5,196      (5,961)
    Inventory writedown.........................         --        5,671        4,406           --        1,265          79
    Proceeds from volumetric production
      payment...................................     58,621       32,850       32,850           --           --          --
    Changes in assets and liabilities:
      Accounts receivable.......................    (42,288)      (4,264)      (9,189)      14,760       19,685     (45,616)
      Inventories...............................     (1,035)      (7,299)       4,057        4,816       (6,540)     (3,600)
      Other current assets......................      2,671       (8,468)       1,564       (2,414)     (12,446)        351
      Accounts payable..........................     13,914      (18,405)       1,995        2,901      (17,499)      9,690
      Accrued liabilities.......................     32,561      (22,306)      (6,975)     (11,853)     (27,184)     26,473
      Transactions with affiliates, net.........         (2)     (16,032)      (3,447)         265      (12,320)       (721)
      Other assets..............................     21,491       (2,798)         569         (323)      (3,690)     (1,816)
      Other liabilities.........................    (20,173)      (1,994)      (1,928)         500          434       7,516
                                                  ---------    ---------    ---------    ---------    ---------   ---------
        Net cash provided by operating
          activities............................    192,282       29,945       48,910       62,850       43,885     125,063
                                                  ---------    ---------    ---------    ---------    ---------   ---------
Investing activities:
  Capital expenditures..........................   (427,232)    (493,433)    (275,451)    (158,476)    (376,458)   (290,494)
  Property dispositions.........................     92,518       20,500       20,500           --           --          --
  Withdrawals from interest reserve account.....     92,000       44,722       44,722           --           --          --
  Deposits to interest reserve account..........    (92,000)     (90,722)     (46,000)          --      (44,722)         --
  Advances to affiliate.........................    (24,750)          --           --           --           --      (8,257)
  Payment of advances by affiliate..............         --           --           --           --           --       8,257
  Purchase of production payment from
    affiliate...................................         --           --           --           --           --      (5,000)
  Proceeds from the sale of TransTexas stock....     42,607           --           --           --           --          --
  Production payment by affiliate...............         --        3,547           --          844        4,391         609
                                                  ---------    ---------    ---------    ---------    ---------   ---------
        Net cash used in investing activities...   (316,857)    (515,386)    (256,229)    (157,632)    (416,789)   (294,885)
                                                  ---------    ---------    ---------    ---------    ---------   ---------
Financing activities:
  Principal payments on long-term debt..........    (20,238)     (20,219)        (219)          --      (20,000)         --
  Proceeds from long-term borrowings............     26,200      313,750        3,000       10,000      320,750          --
  Revolving credit agreement, net...............      5,903       11,664       20,365        8,701           --          --
  Issuance of production payment................     28,598       49,500           --           --       49,500          --
  Repayment of production payment...............    (45,205)     (16,699)      (8,833)          --       (7,866)         --
  Issuance of redeemable preferred stock........         --           96           --           --           96          --
  Issuance of senior secured notes..............         --      800,000           --           --      800,000     500,000
  Retirement of senior secured notes............         --     (542,500)          --           --     (542,500)         --
  Debt issue costs..............................     (9,187)     (36,195)      (1,258)      (3,578)     (38,515)    (19,638)
  Issuance of common stock......................         --           --           --           --           --      66,143
  Issuance of subordinated notes................     99,445           --           --           --           --          --
  Dividend to TransAmerican.....................         --           --           --           --           --     (32,960)
  Long-term proceeds held in Collateral
    Account.....................................    (26,549)    (173,000)          --           --     (173,000)         --
  Withdrawals from Collateral Account...........     50,949      148,595      116,452           --       32,143          --
  Advances from TransAmerican and affiliates to
    TARC........................................     49,152       12,905       12,270       86,925       87,560      68,523
  Repayment of advances.........................     (1,925)     (48,750)      (8,750)     (20,000)     (60,000)         --
  Transfer of litigation escrow to affiliate....    (22,484)          --           --           --           --          --
  Restricted cash...............................         --           --           --           --           --     (29,133)
  Series A Preferred Stock Dividends............        (19)          --           --           --           --          --
  Other.........................................         --         (458)        (458)          --           --          --
                                                  ---------    ---------    ---------    ---------    ---------   ---------
        Net cash provided by financing
          activities............................    134,640      498,689      132,569       82,048      448,168     552,935
                                                  ---------    ---------    ---------    ---------    ---------   ---------
TransTexas transactions with TransAmerican,
  net...........................................         --           --           --           --           --    (369,529)
                                                  ---------    ---------    ---------    ---------    ---------   ---------
    Increase (decrease) in cash & cash
      equivalents...............................     10,065       13,248      (74,750)     (12,734)      75,264      13,584
Beginning cash and cash equivalents.............     14,114          866       88,864       13,600       13,600          16
                                                  ---------    ---------    ---------    ---------    ---------   ---------
Ending cash and cash equivalents................  $  24,179    $  14,114    $  14,114    $     866    $  88,864   $  13,600
                                                  =========    =========    =========    =========    =========   =========

   The accompanying notes are an integral part of the consolidated financial statements.

               TRANSAMERICAN ENERGY CORPORATION (AND PREDECESSOR)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          (Information With Respect to the Year Ended January 31, 1996 and the Interim Period Ended January 31, 1995 is Unaudited)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Financial Data by Entity

     The indentures of TransTexas and TARC each contain substantial restrictions which essentially prevent the Company from using the assets of one entity to satisfy the liabilities of the other and substantially limit transactions between affiliates. Accordingly, the consolidated financial statements should be read in conjunction with the separate financial statements of TransTexas and TARC filed in their respective Annual Reports on Form 10-K for the fiscal year ended January 31, 1997 (see Note 14).

  Organization

     The consolidated financial statements include the following subsidiaries of TransAmerican Natural Gas Corporation ("TransAmerican"):

            TransTexas Gas Corporation and subsidiary and its combined predecessors ("TransTexas")
            TransAmerican Refining Corporation ("TARC")

     The combined entity described above is referred to as "TAEC." TAEC is the predecessor to TransAmerican Energy Corporation (the "Company" or "TEC"), a subsidiary of TransAmerican. The Company was formed on July 12, 1994 to hold 55 million shares of common stock (74.3% of outstanding shares) of TransTexas and all of the outstanding capital stock of TARC. TransAmerican transferred 55 million shares (74.3% of the total outstanding) of TransTexas common stock to the Company in connection with the public offering of debt securities by TARC (the "Stock Transfer"). The Company then contributed 15 million of these shares (20.3% of the total outstanding) to TARC. In March 1996, TARC sold 4.55 million shares (6.2% of the total outstanding) of TransTexas common stock in public offerings. The consolidated financial statements include the financial statements of TransTexas and TARC on a wholly-owned basis. Once TransTexas is in a positive equity position, 19.8% of the results of its operations will be allocated to nonaffiliates. Prior to the Stock Transfer, all financial statements were presented on a combined basis.

     TransAmerican and certain subsidiaries emerged from a proceeding under Chapter 11 of the Bankruptcy Code on October 19, 1987, pursuant to a confirmed plan of reorganization. With the proceeds of the public offering of TransTexas' 10 1/2% senior secured notes (the "Prior Notes"), TransTexas paid all allowed claims under TransAmerican's plan of reorganization as well as certain other debts of TransAmerican. During 1996, TransTexas reclassified approximately $21.6 million of deferred income taxes payable to capital to properly reflect liabilities of TransAmerican.

     TransTexas Transmission Corporation was incorporated in June 1993 as a wholly owned subsidiary of TransTexas. In December 1995, TransTexas Exploration Corporation ("TTEX") was incorporated as a wholly-owned subsidiary of TransTexas and is an Unrestricted Subsidiary, as defined in the TransTexas Indenture (as defined in Note 3). TransTexas Drilling Services, Inc. was incorporated in January 1997 as a wholly-owned subsidiary of TransTexas.

     All significant intercompany transactions between the consolidated entities have been eliminated. All significant intercompany transactions and balances with TransAmerican prior to the Stock Transfer are recorded in TransAmerican's equity investment.

     The results of operations and cash flows for the year ended July 31, 1994 represent that of TAEC. Included in the results of operations and cash flows for the year ended July 31, 1995, are the activities of TAEC through February 23, 1995.

               TRANSAMERICAN ENERGY CORPORATION (AND PREDECESSOR)

  Change in Fiscal Year

     On January 30, 1996, the Board of Directors approved a change in the Company's fiscal year end for financial reporting purposes to January 31 from July 31. The consolidated financial statements include presentation of the year ended January 31, 1997, the six months ended January 31, 1996 (the "Transition Period") and the unaudited comparable prior year and six month periods.

  Management Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date(s) of the financial statements, and the reported amounts of revenues and expenses during the reporting period(s). Actual results could differ from these estimates.

  Cash and Cash Equivalents and Accounts Receivable

     The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

  Inventories

     The Company's inventories, consisting primarily of tubular goods, feedstocks and refined products, are stated at the lower of average cost or market. TARC wrote down the value of its inventories by approximately $4.4 million and $1.3 million at January 31, 1996 and July 31, 1995, respectively, to reflect existing market prices. The major components of inventories are as follows (in thousands of dollars):

                                                       JANUARY 31,          JULY 31,
                                                    -----------------   -----------------
                                                     1997      1996      1995      1994
                                                    -------   -------   -------   -------
Refinery feedstocks and blendstocks...............  $    --   $ 4,395   $21,571   $ 2,128
Intermediate and refined products.................       --    32,836    18,403     2,370
Tubular goods and other...........................   12,481    11,421     8,236     9,945
                                                    -------   -------   -------   -------
                                                    $12,481   $48,652   $48,210   $14,443
                                                    =======   =======   =======   =======

  Gas and Oil Properties

     The Company uses the full cost method of accounting for exploration and development costs. Under this method of accounting, the cost for successful as well as unsuccessful exploration and development activities are capitalized. Such capitalized costs and estimated future development and reclamation costs are amortized on a unit-of-production method. Net capitalized costs of gas and oil properties are limited to the lower of unamortized cost or the cost center ceiling, defined as the sum of the present value (10% discount rate) of estimated unescalated future net revenues from proved reserves; plus the cost of properties not being amortized, if any; plus the lower of cost or estimated fair value of unproved properties included in the costs being amortized, if any; less related income tax effects.

     Proceeds from the sale of gas and oil properties are applied to reduce the costs in the cost center unless the sale involves a significant quantity of reserves in relation to the cost center, in which case a gain or loss is recognized.

     Unevaluated properties and associated costs not currently being amortized and included in oil and gas properties were $159 million and $136 million at January 31, 1997 and 1996, respectively. The properties represented by these costs were undergoing exploration activities at such dates, or are properties on which the

               TRANSAMERICAN ENERGY CORPORATION (AND PREDECESSOR)

Company intends to commence such activities in the future. The Company believes that the unevaluated properties at January 31, 1997 will be substantially evaluated in 12 to 24 months and it will begin to amortize these costs at such time.

  Refining Properties

     Refining property and equipment acquired subsequent to 1983, including assets transferred from TransAmerican in 1994, are stated at TransAmerican's or TARC's historical cost. During the period from 1987 through August 1993, refining property and equipment acquired prior to 1983 were carried at estimated net realizable value and no depreciation expense was charged. New or refurbished units are depreciated as placed in service. Depreciation of refinery equipment is computed by the straight-line method at rates which will amortize the unrecovered cost of depreciable property, including assets acquired under capital leases, over their estimated useful lives.

  Other Property and Equipment

     Other property and equipment are recorded at cost. The cost of repairs and minor replacements is charged to operating expense while the cost of renewals and betterments is capitalized. At the time depreciable assets other than gas and oil properties are retired, or otherwise disposed of, the cost and related accumulated depreciation or amortization are removed from the accounts. Gains or losses on dispositions in the ordinary course of business are included in the consolidated statement of operations. Impairment of property and equipment is reviewed whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable.

     Depreciation of pipeline and transmission facilities, oilfield services equipment and other buildings and equipment is computed by the straightline method at rates which will amortize the unrecovered cost of depreciable property and equipment, including assets acquired under capital leases, over their estimated useful lives.

     Costs of improving leased property are amortized over the estimated useful lives of the assets or the terms of the leases, whichever is shorter.

  Turnarounds

     A turnaround consists of a complete shutdown, inspection and maintenance of a unit. The estimated costs of turnarounds are accrued over the period to the next scheduled turnaround, which is generally greater than one year.

  Environmental Remediation Costs

     Environmental expenditures are expensed or capitalized as appropriate, depending on their future economic benefit. Expenditures that relate to an existing condition caused by past operations and that do not have future economic benefits are expensed. Liabilities for these expenditures are provided when the responsibility to remediate is probable and the amount of associated cost is reasonably estimable.

  Debt Issue Costs

     Costs related to the issuance of long-term debt are classified as "Other Assets." Capitalized debt costs are amortized to interest expense over the scheduled maturity of the debt utilizing the interest method. In the event of a redemption of long-term debt, the related debt issue costs will be charged to income in the period of redemption.

               TRANSAMERICAN ENERGY CORPORATION (AND PREDECESSOR)

  Defined Contribution Plan

     The Company, through its parent company, TransAmerican, maintains a defined contribution plan, which incorporates a "401(k) feature" as allowed under the Internal Revenue Code. All investments are made through Massachusetts Mutual Life Insurance Company. Employees who are at least 21 years of age and have completed one year of credited service are eligible to participate on the next semiannual entry date. The Company matches 10%, 20%, or 50% of employee contributions up to a maximum of 3% of the participant's compensation, based on years of plan participation. The Company and its predecessor's contributions with respect to this plan totaled approximately $0.6, $0.3, $0.2 million, $0.1 million, $0.3 million and $0.2 million, for the years ended January 31, 1997 and 1996, the six months ended January 31, 1996 and 1995, and the years ended July 31, 1995 and 1994, respectively. All contributions are currently funded.

  Fair Value of Financial Instruments

     The Company includes fair value information in the notes to consolidated financial statements when the fair value of its financial instruments is different from the book value. The Company believes the book value of those financial instruments that are classified as current approximate fair value because of the short maturity of these instruments. For noncurrent financial instruments, the Company uses quoted market prices or, to the extent that there are no available quoted market prices, market prices for similar instruments.

  Revenue Recognition

     The Company recognizes revenues from the sales of refined products, natural gas, condensate, oil and natural gas liquids in the period of delivery. Revenues are recognized from transportation of natural gas in the period the service is provided. The sales method is used for natural gas imbalances that arise from jointly produced properties.

  Price Management Activities

     TARC's revenues and feedstock costs have been, and will continue to be, affected by changes in the prices of petroleum and petroleum products. TARC's ability to obtain additional capital is also substantially dependent on refined product prices and refining margins, which are subject to significant seasonal, cyclical and other fluctuations that are beyond TARC's control.

     From time to time, TARC enters into commonly traded refinery feedstock and finished goods related futures contracts, options on futures, swap agreements and forward sale agreements with the intent to protect against a portion of the price risk associated with price declines from holding inventory, or fixed price purchase commitments. Commitments involving future settlement give rise to market risk, which represents the potential loss that can be caused by a change in the market value of a particular instrument and credit risk, which represents the potential loss if a counterparty is unable to perform. Under the guidelines of Statement of Financial Accounting Standards No. 80 ("SFAS 80"), gains and losses associated with such transactions that meet the hedge criteria in SFAS 80 will be deferred until realized. Those transactions which do not meet the hedging criteria in SFAS 80 are recorded at market value resulting in a gain or a loss which is recorded in other income in the period in which a change in market value occurs.

  Concentration of Credit Risk

     Financial instruments which potentially expose the Company to credit risk consist principally of cash, trade receivables, commodity price swap agreements and forward contracts. The Company selects depository banks based upon management's review of the financial stability of the institution. Balances periodically exceed the $100,000 level covered by federal deposit insurance. To date, there have been no losses incurred due to excess deposits in any financial institution. Trade accounts receivable are generally from companies

               TRANSAMERICAN ENERGY CORPORATION (AND PREDECESSOR) with significant natural gas marketing and petroleum activities, who would be impacted by conditions or occurrences affecting those industries. All futures contracts were with major brokerage firms, and in the opinion of management, did not expose the Company to any undue credit risks. In addition, as of January 31, 1996, TARC had deposited cash totaling $5.1 million with two third parties to permit the third parties to hedge their price risk in connection with TARC's product financing arrangements. For further information regarding the Company's hedging arrangements, see Note 15.

  Income Taxes

     The Company, TARC and TransTexas file a consolidated tax return with TransAmerican. Income taxes are due from or payable to TransAmerican in accordance with a tax allocation agreement (the "Tax Allocation Agreement"). It is each company's policy to record income tax expense as though such company had filed separately. Deferred income taxes are recognized, at enacted tax rates, to reflect the future effects of tax carryforwards and temporary differences arising between the tax bases of assets and liabilities and their financial reporting amounts in accordance with Statement of Financial Accounting Standards No. 109 and the Tax Allocation Agreement between the Company, TransAmerican and TransAmerican's other subsidiaries. Income taxes include federal and state income taxes. The Company could not file a consolidated return as it owns less than 80% of TransTexas and, therefore, income taxes are presented on a combined basis.

  Recently Issued Pronouncements

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings per Share ("SFAS 128") and Statement of Financial Accounting Standards No. 129, Disclosure of Information about Capital Structure ("SFAS 129"). These statements will be adopted by the Company effective January 31, 1998. SFAS 128 simplifies the computation of earnings per share by replacing primary and fully diluted presentations with the new basic and diluted disclosures. SFAS 129 establishes standards for disclosing information about an entity's capital structure. The Company has not determined the impact of these pronouncements on its financial statements.

     In October 1996, the American Institute of Certified Public Accountants issued Statement of Position 96-1, Environmental Remediation Liabilities ("SOP 96-1"), which establishes new accounting and reporting standards for the recognition and disclosure of environmental remediation liabilities. The Company does not believe the effect of adoption of SOP 96-1 in 1998 will have a material impact on the Company's financial position, results of operations or cash flows.

2. ADDITIONAL FINANCING AND WORKING CAPITAL REQUIREMENTS

     Primarily because additional funding was not available to TARC, TARC was unable to meet the construction completion timetable for the Capital Improvement Program as required under the TARC Notes Indenture. In February 1997, TARC solicited and received from the holders of the TARC Notes consents to certain waivers under and amendments to the TARC Notes Indenture. Pursuant to this consent solicitation, the holders of the TARC Notes have waived, until July 15, 1997, the default under the TARC Notes Indenture which would have occurred on February 15, 1997 as a result of TARC's failure to meet the required completion timetable. The waiver of this default will cease to be effective on July 15, 1997. Unless the default has been further waived, or the Company completes a recapitalization that satisfies the holders of the TARC Notes, such holders would then be entitled to pursue remedies available under the TARC Notes Indenture, including acceleration of the maturity of the TARC Notes.

     TARC must obtain substantial additional financing to fund any additional expansion or modification of the refinery. It is likely that the scope, completion schedule and other aspects of the Capital Improvement Program will be modified in connection with obtaining additional financing. The scope, completion schedule, amount of additional expenditures required and other aspects of additional expansion and modification of the

               TRANSAMERICAN ENERGY CORPORATION (AND PREDECESSOR) refinery will depend upon, among other factors, the availability and timing of such financing. TEC and its operating subsidiaries are considering various financing alternatives, including a recapitalization of TEC, TARC and TransTexas. The Company expects that these recapitalizations can be completed by July 15, 1997. However, there can be no assurance that TARC will obtain the required additional financing.

     TARC has incurred losses and negative cash flow from operations as a result of limited refinery operations which did not cover the fixed costs of maintaining the refinery, increased working capital requirements including debt service and losses on refined product sales and processing arrangements. In order to operate the refinery at expected levels after completion of expansion and modification of the refinery, TARC will require additional working capital and ultimately must achieve profitable operations.

     If TARC (i) does not obtain additional financing, (ii) does not complete a recapitalization that satisfies the holders of the TARC Notes, or (iii) does not complete construction of a refinery capable of profitable operations, TARC's investment in the refinery may not be recovered (see Note 5). Without additional funding to complete expansion and modification of the refinery and to provide working capital for operations and debt service, there is substantial doubt about TARC's continuation as a going concern. The financial statements do not include any adjustments as a result of such uncertainties.

     A primary source of funds to meet TransTexas' debt service and capital requirements is net cash flow provided by operating activities, which is extremely sensitive to the prices TransTexas receives for its natural gas. TransTexas has entered into hedge agreements to reduce its exposure to price risk in the spot market for natural gas. However, a substantial portion of TransTexas' production will remain subject to such price risk. Additionally, significant capital expenditures are required for drilling and development, lease acquisitions, pipeline and other equipment additions. Since July 31, 1995, TransTexas has relied on asset sales and various financings, in addition to cash flow from operating activities to meet its working capital requirements, including maintenance of Working Capital as defined in the TransTexas Indenture. TransTexas anticipates that it will require additional financing or sales of assets to fund planned levels of operations through at least January 1998.

     TransTexas is engaged in exclusive negotiations to sell all of the stock of TTC, its subsidiary that owns substantially all of TransTexas' Lobo Trend producing properties and related pipeline transmission system, for an estimated sales price of approximately $1.1 billion. In addition, TransTexas has engaged an investment banking firm to assist in the sale of its interest in the Lodgepole prospect in North Dakota. TransTexas intends to use the proceeds from these transactions for general corporate purposes, which may include a recapitalization of TransTexas. There can be no assurance that the Lobo Sale will be consummated or, if consummated, will be upon the terms described herein.

3. PUBLIC OFFERINGS

  TARC

     On February 23, 1995, TARC issued 340,000 A Units consisting of $340 million aggregate principal amount of Guaranteed First Mortgage Discount Notes due 2002 ("Discount Mortgage Notes") and 5,811,773 Common Stock Purchase Warrants ("Warrants"), and 100,000 B Units consisting of $100 million aggregate principal amount of Guaranteed First Mortgage Notes due 2002 ("Mortgage Notes" and, together with the Discount Mortgage Notes, the "TARC Notes") and 1,683,540 Warrants. The TARC Notes are senior obligations of TARC, collateralized as of January 31, 1997 by a first priority lien on substantially all of TARC's property and assets, pledges of 50.45 million shares of common stock of TransTexas, and all of TARC's outstanding common stock. The Warrants entitle holders to purchase in the aggregate 7,495,313 shares of TARC's common stock, representing 19.99% of TARC's common stock assuming the exercise of all of the Warrants, at an exercise price of $0.01 per share. The Warrants are immediately exercisable and expire

               TRANSAMERICAN ENERGY CORPORATION (AND PREDECESSOR) on February 15, 2002. TARC allocated $23.3 million of the proceeds from the issuance of the TARC Notes to the Warrants based on their estimated fair value.

     TARC received approximately $301 million from the sale of A Units and B Units. Net proceeds received by TARC approximated $92 million after deducting approximately $16 million for underwriting discounts, commissions, fees and expenses, approximately $20 million for the repayment of the balance of a loan from TransAmerican ("TransAmerican Loan"), and $173 million which was deposited into a cash collateral account ("Collateral Account") to fund the expansion and upgrading of TARC's refinery.

     Pursuant to a Disbursement Agreement, funds in the Collateral Account are held and invested by the Disbursement Agent until needed from time to time to fund the Capital Improvement Program. The Disbursement Agent disburses funds from the Collateral Account in accordance with a budget prepared by TARC and approved by the Construction Supervisor, a third party approved by the trustee and compensated by TARC. The Construction Supervisor is required to review each request by TARC for a disbursement from the Collateral Account to pay for the Capital Improvement Program. All funds in the Collateral Account are pledged as security for the repayment of the TARC Notes and are classified as "long-term debt proceeds held in collateral account" in the consolidated financial statements. To the extent TARC has current liabilities related to the Capital Improvement Program, the corresponding amount in the Collateral Account is classified as a current asset. As of January 31, 1997, TARC had expended all amounts deposited in the Collateral Account.

  TransTexas

     On June 20, 1995, TransTexas issued $800 million aggregate principal amount of 11 1/2% Senior Secured Notes due 2002 (the "TransTexas Notes"). The TransTexas Notes are senior obligations of TransTexas collateralized by a lien on substantially all existing and future collateral of TransTexas, which initially includes substantially all of the properties and assets of TransTexas other than Equipment, Receivables and Inventory, as defined in the indenture governing the TransTexas Notes (the "TransTexas Indenture"). Such lien is subject to subordination under certain circumstances as provided in the TransTexas Indenture. The TransTexas Notes bear interest at the rate of 11 1/2% per annum, payable semiannually on June 15 and December 15, commencing December 15, 1995. The TransTexas Notes will mature on June 15, 2002.

     In connection with the offering of the TransTexas Notes, TransTexas commenced a tender offer to purchase for cash all of its $500 million principal amount of 10 1/2% Senior Secured Notes due 2000 (the "Prior Notes") for 105% of their principal amount plus accrued and unpaid interest to the date of purchase. In addition, holders of the Prior Notes were offered a consent fee equal to $30 per $1,000 principal amount of Prior Notes in return for their consents to amendments to the indenture governing the Prior Notes. Substantially all of the Prior Notes were tendered pursuant to this offer.

               TRANSAMERICAN ENERGY CORPORATION (AND PREDECESSOR)

     TransTexas received net proceeds of approximately $787 million from the sale of the TransTexas Notes after deducting underwriting discounts, fees and expenses. TransTexas used approximately $556 million of the net proceeds to retire the entire principal amount of the Prior Notes, including premium and consent fees and accrued and unpaid interest, and approximately $46 million to establish an interest reserve account. The remainder was used for lease acquisitions, drilling and development and general and corporate purposes. TransTexas recorded an extraordinary loss on the extinguishment of the Prior Notes of approximately $56.6 million, net of an income tax benefit. The components of this charge are as follows (in thousands of dollars):

Premium and consent fee.....................................  $40,000
Write-off of unamortized deferred financing costs...........   15,628
Underwriting fees and expenses..............................    2,500
Related income tax benefit..................................   (1,491)
                                                              -------
  Extraordinary item........................................  $56,637
                                                              =======

  The Company

     In February 1995, the Company's Board of Directors established one series of preferred stock, designated "Series A Preferred Stock", consisting of an aggregate of 1,000 shares (the "Preferred Stock"). In connection with the offering of TARC Notes, the Company sold 1,000 shares of Preferred Stock realizing net proceeds of $95,600. Holders of shares of the Company's Preferred Stock who are not affiliates of the Company are entitled to one vote per share on any matter submitted to a vote of stockholders of the Company. Holders of Preferred Stock are entitled to receive a cumulative cash dividend each year of $19 per share payable on February 15 of each year beginning February 15, 1996. In addition, holders of Preferred Stock have the right to nominate and elect one director of the Company. Upon liquidation, dissolution, or winding-up of the affairs of the Company, the holders of Preferred Stock are entitled to receive in cash from the Company's net assets, $100 per share plus all accrued but unpaid dividends and interest accrued thereon, before any distribution or payment is made to holders of the Company's common stock or any other shares of capital stock of the Company ranking junior to the Preferred Stock. The Preferred Stock must be redeemed on December 31, 2002 at a redemption price equal to $100 per share plus all accrued but unpaid dividends and interest accrued thereon. The Preferred Stock does not have any conversion rights, and holders of shares of Preferred Stock have no preemptive rights to maintain their respective percentage ownership in future offerings or sales of the Company's stock.

4. INVENTORIES AND OTHER CURRENT ASSETS

     The major components of inventories are as follows (in thousands of dollars):

                                                                 JANUARY 31,
                                                              ------------------
                                                               1997       1996
                                                              -------    -------
Refinery feedstocks and blendstocks.........................  $    --    $ 4,395
Intermediate and refined products...........................       --     32,836
Tubular goods and other.....................................   12,481     11,421
                                                              -------    -------
                                                              $12,481    $48,652
                                                              =======    =======

               TRANSAMERICAN ENERGY CORPORATION (AND PREDECESSOR)

     The major components of other current assets are as follows (in thousands of dollars):

                                                                 JANUARY 31,
                                                              ------------------
                                                               1997       1996
                                                              -------    -------
Prepayments:
  Trade and Drilling........................................  $ 9,580    $ 4,464
  Insurance.................................................    2,913      2,457
  Product charges...........................................       51      4,452
Properties held for sale....................................       --      6,000
Deferred loss on commodity price swap agreements............    8,276     31,317
Other.......................................................    4,818      7,610
                                                              -------    -------
                                                              $25,638    $56,300
                                                              =======    =======

5. PROPERTY AND EQUIPMENT

     The major components of property and equipment, at cost, are as follows (in thousands of dollars):

                                                        ESTIMATED          JANUARY 31,
                                                       USEFUL LIFE   -----------------------
                                                         (YEARS)        1997         1996
                                                       -----------   ----------   ----------
Land..................................................               $   10,746   $   10,022
Gas and oil properties................................                2,004,967    1,775,597
Gas transportation....................................    10            193,443      160,819
Refinery.............................................. 20 to 30         532,428      411,650
Drilling services equipment and other.................   4-10            95,112       80,838
                                                                     ----------   ----------
                                                                     $2,836,696   $2,438,926
                                                                     ==========   ==========

     On July 2, 1996, TransTexas consummated the sale, effective as of May 1, 1996, of producing properties in Zapata County, Texas for consideration of approximately $62 million. On June 17, and August 13, 1996, TransTexas consummated the sales, effective as of February 1, 1996, of certain other producing properties in Webb County, Texas for consideration of approximately $9.95 million and $21.5 million, respectively. The purchase price for each of the properties discussed above was subject to adjustment for gas sales between the effective date and the closing date. TransTexas retained the proceeds of such gas sales.

     In March 1996, TransTexas sold its 41.67% interest in the 76-mile, 24-inch MidCon pipeline that runs from TransTexas' Thompsonville compressor station to Agua Dulce for $7.5 million. TransTexas believes that its existing transportation capacity in this area is adequate for TransTexas' production and does not anticipate any material constraints on the transportation of its natural gas as a result of this sale.

     Approximately $45 million of refinery assets were being depreciated at January 31, 1997 and 1996. The remaining refinery and other assets are considered construction in process. Approximately $90.4 million of property, plant and equipment represents assets transferred by TransAmerican at net realizable value and $465.4 million represents additions recorded at historical cost. As of January 31, 1997, the Company changed the estimated useful lives of the refinery equipment currently under construction from 10 years to a range of 20 to 30 years. The change in estimate was not material to 1997 net income. TARC recognized $6.7 million, $2.9 million, $5.9 million and $2.7 million in depreciation expense for the year ended January 31, 1997, the six months ended January 31, 1996 and the years ended July 31, 1995 and 1994, respectively.

     In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of ("SFAS 121"). As of February 1, 1996, TARC adopted the requirements of SFAS No. 121.

               TRANSAMERICAN ENERGY CORPORATION (AND PREDECESSOR)

TARC currently believes, based on estimates of refining margins and current estimates for costs of the expansion and modification program, that future undiscounted cash flows will be sufficient to recover the cost of the refinery over its estimated useful life as well as the costs of related identifiable intangible assets. Management believes there have been no events or changes in circumstances that would require the recognition of an impairment loss. However, due to the inherent uncertainties in estimating future refining margins, in constructing and operating a large scale refinery and the uncertainty regarding TARC's ability to complete the Capital Improvement Program, there can be no assurance that TARC will ultimately recover the cost of the refinery. Management believes that the book value of the refinery is in excess of its current estimated fair market value.

6. OTHER ASSETS

     The major components of other assets are as follows (in thousands of dollars):

                                                                 JANUARY 31,
                                                              -----------------
                                                               1997      1996
                                                              -------   -------
Debt issue costs, net of accumulated amortization of $9,320
  at January 31, 1997 and $4,607 at January 31, 1996........  $32,127   $34,631
Litigation escrow...........................................       --    22,972
Contractual rights and licenses, net of accumulated
  amortization of $992 at January 31, 1997 and $1,464 at
  January 31, 1996..........................................    5,979     6,516
Other.......................................................    3,392       660
                                                              -------   -------
                                                              $41,498   $64,779
                                                              =======   =======

     The Company uses the straight-line method to amortize intangibles over the periods estimated to be benefited.

7. ACCRUED LIABILITIES

     The major components of accrued liabilities are as follows (in thousands of dollars):

                                                                 JANUARY 31,
                                                              ------------------
                                                               1997       1996
                                                              -------    -------
Royalties...................................................  $27,607    $ 9,793
Taxes other than income taxes...............................   13,501      3,054
Accrued interest............................................   20,978     19,365
Payroll.....................................................    6,012      6,153
Litigation settlements......................................    1,263      9,553
Settlement values of commodity price swap agreements........   13,276     31,317
Insurance...................................................    7,840      1,628
Maintenance turnarounds.....................................    1,909      1,145
Other.......................................................    6,475      7,308
                                                              -------    -------
                                                              $98,861    $89,316
                                                              =======    =======

               TRANSAMERICAN ENERGY CORPORATION (AND PREDECESSOR)

8. LONG-TERM DEBT

     The major components of long-term debt are as follows (in thousands of dollars):

                                                                    JANUARY 31,
                                                              ------------------------
                                                                 1997          1996
                                                              ----------    ----------
11 1/2% Senior Secured Notes due 2002 -- TransTexas.........  $  800,000    $  800,000
13 1/4% Senior Secured Notes due 2003 -- TransTexas.........     101,092            --
Guaranteed First Mortgage Discount Notes due 2002-TARC......     269,606       221,155
Guaranteed First Mortgage Notes due 2002-TARC...............      96,124        95,383
Notes payable, ranging from 9.43% to 13.0%, due through
  2001......................................................      14,562         3,876
                                                              ----------    ----------
          Total long-term debt..............................   1,281,384     1,120,414
Less current maturities (TARC $365,730, TransTexas $5,787
  and $1,335 at January 31, 1997 and 1996, respectively)....     371,517         1,335
                                                              ----------    ----------
                                                              $  909,867    $1,119,079
                                                              ==========    ==========

     The TransTexas Notes are senior obligations of TransTexas collateralized by a lien on substantially all existing and future collateral of TransTexas, which initially includes substantially all of the properties and assets of TransTexas other than Equipment, Receivables and Inventory, as defined in the TransTexas Indenture. The TransTexas Notes bear interest at the rate of 11 1/2% per annum, payable semiannually on June 15 and December 15, commencing December 15, 1995. The TransTexas Notes will mature on June 15, 2002.

     Capitalized terms in the following discussion concerning the TransTexas Notes have the meaning as defined in the TransTexas Indenture. TransTexas will not have the right to redeem the TransTexas Notes prior to June 15, 2000, except that (i) prior to June 15, 1998, TransTexas may redeem, at its option, up to $240 million aggregate principal amount of the TransTexas Notes in cash at a redemption price equal to 111.5% of the principal amount of the TransTexas Notes so redeemed, together with accrued and unpaid interest, if any, to the redemption date, with the net proceeds of any Public Equity Offering and (ii) if TransTexas makes a Major Asset Sale, TransTexas may redeem, at its option, at any time after consummation of such Major Asset Sale, but in any event within 90 days of the expiration of any Offer to Purchase or any Change of Control Offer, as applicable, made as a result of such Major Asset Sale, any or all of the outstanding TransTexas Notes in cash at a redemption price equal to 111.5% of the principal amount of the TransTexas Notes so redeemed, together with accrued and unpaid interest, if any, to the redemption date. On or after June 15, 2000 and 2001, TransTexas will have the right to redeem all or any part of the TransTexas Notes in cash at the redemption prices of 105.750% and 102.875%, respectively, together with accrued and unpaid interest, if any, to the redemption date.

     Pursuant to the TransTexas Indenture, TransTexas maintains an account (the "Interest Reserve Account") from which funds may only be disbursed in accordance with the terms of a Cash Collateral and Disbursement Agreement (the "Disbursement Agreement"). TransTexas deposited into the Interest Reserve Account, out of the net proceeds from the sale of the TransTexas Notes, funds sufficient to pay the aggregate amount of the first interest payment due in respect of the TransTexas Notes. Funds in the Interest Reserve Account may be invested, at the direction of TransTexas (except as provided below), only in cash and Cash Equivalents, and any interest income thereon will be added to the balance of the Interest Reserve Account. TransTexas must maintain a balance (the "Requisite Balance") in the Interest Reserve Account at least equal to the amount necessary to satisfy TransTexas' obligation to pay interest in respect of all then outstanding TransTexas Notes on the next Interest Payment Date; provided, however, that if, pursuant to the Disbursement Agreement, any funds in the Interest Reserve Account are applied to the payment of interest on the

               TRANSAMERICAN ENERGY CORPORATION (AND PREDECESSOR)

TransTexas Notes, TransTexas shall not be obligated to maintain the Requisite Balance during the period of 60 days immediately following the Interest Payment Date in respect of which such payment was made.

     TransTexas may instruct the disbursement agent under the Disbursement Agreement to deposit with the Indenture Trustee, on any Interest Payment Date, any or all of the funds in the Interest Reserve Account. The Disbursement Agreement provides that if TransTexas fails to pay an installment of interest on the TransTexas Notes on any Interest Payment Date, then all investments in the Interest Reserve Account will be immediately liquidated and all funds in the Interest Reserve Account will be deposited with the Indenture Trustee. If TransTexas has not paid such installment of interest within five days after such Interest payment Date, or if TransTexas so instructs the Indenture Trustee, the Indenture Trustee will apply such deposited funds to the payment of interest on TransTexas Notes. The Disbursement Agreement provides that funds may be disbursed from the Interest Reserve Account and released to TransTexas only to the extent that the balance thereof exceeds the Requisite Balance.

     If TransTexas' Working Capital, as of the end of any fiscal quarter, is less than $20 million, then TransTexas' Capital Expenditures for the next succeeding fiscal quarter may not exceed 90% of (a) TransTexas' Consolidated EBITDA for such prior fiscal quarter minus (b) TransTexas' Consolidated Fixed Charges for such prior fiscal quarter. The TransTexas Indenture also contains other covenants affecting TransTexas' liquidity and capital resources, including restrictions on TransTexas' ability to incur indebtedness, pledge assets, and pay dividends on its common stock. Working Capital does not include current assets or current liabilities of TTEX, an Unrestricted Subsidiary.

     In December 1996, TransTexas issued $189 million in face amount of 13 1/4% Series A Senior Subordinated Notes due 2003 ("Subordinated Notes") to unaffiliated third parties. The Subordinated Notes were sold with original issue discount at a price equal to 52.6166% of the principal amount shown on the face thereof, for gross proceeds of approximately $99.45 million. The Subordinated Notes accrete at a rate of 13 1/4% compounded semi-annually. At such time as the Notes are rated "B1" or better by Moody's Investors Service, Inc. and "BB" or better by Standard & Poor's Corporation, Inc., or when the Notes are paid in full, the Subordinated Notes will be exchanged for notes bearing interest at a rate of 13 1/4% per annum, payable semi-annually on December 31 and June 30. In addition, the holders of the Subordinated Notes will have the right to exchange their notes for notes to be registered under the Securities Act of 1933, as amended. Proceeds from the issuance of the Subordinated Notes were used for working capital and general corporate purposes.

     On February 23, 1995, TARC issued 340,000 A Units consisting of $340 million aggregate principal amount of Guaranteed First Mortgage Discount Notes due 2002 ('Discount Mortgage Notes') and 5,811,773 Common Stock Purchase Warrants ('Warrants'), and 100,000 B Units consisting of $100 million aggregate principal amount of Guaranteed First Mortgage Notes due 2002 ('Mortgage Notes' and, together with the Discount Mortgage Notes, the 'TARC Notes') and 1,683,540 Warrants. The TARC Notes are senior obligations of TARC, collateralized as of January 31, 1997 by a first priority lien on substantially all of TARC's property and assets and pledges of 50.45 million shares of common stock of TransTexas and all of TARC's outstanding common stock. The Warrants entitle holders to purchase in the aggregate 7,495,313 shares of TARC's common stock, representing 19.99% of TARC's common stock assuming the exercise of all of the Warrants, at an exercise price of $0.01 per share. The Warrants are immediately exercisable and expire on February 15, 2002. TARC allocated $23.3 million of the proceeds from the issuance of the TARC Notes to the Warrants based on their estimated fair value.

     The Discount Mortgage Notes and the Mortgage Notes initially bear interest at rates of 18 1/2% and 16 1/2%, respectively. Interest is payable semi-annually with the first interest payment on the Discount Mortgage Notes due August 15, 1998. Interest payments on the Mortgage Notes began August 15, 1995. TARC is required to redeem $110 million of the principal amount of the TARC Notes on each of February 15, 2000 and 2001. The TARC Notes mature on February 15, 2002. Upon the occurrence of a change of control, TARC is required to offer to purchase all outstanding TARC Notes at a price equal to 101% of the principal amount thereof plus

               TRANSAMERICAN ENERGY CORPORATION (AND PREDECESSOR) accrued and unpaid interest. In addition, TARC is required, subject to certain conditions, to make an offer to purchase the TARC Notes with the net proceeds of certain asset sales or dispositions of assets, with a percentage of excess cash (as defined), or if, at the end of each of any two consecutive quarters, commencing with the quarter ending January 31, 1998, TARC's Net Worth is less than $75 million and TARC's Consolidated Fixed Charge Coverage Ratio as of the end of each of such quarters is less than 1.25 to 1. TARC will be required to generate net income or increase its present capital before January 1998 to comply with certain of these covenants. The TARC Notes Indenture contains certain covenants which limit TARC's ability to incur additional indebtedness, transfer or sell assets, pay dividends or make certain other restricted payments, enter into certain transactions with affiliates, or consummate a merger, consolidation or sale of all or substantially all of its assets.

     In March 1997, TARC issued $36 million principal amount of 15% senior secured notes due 1998 to unaffiliated third parties. These notes are secured by a pledge of the 5 million shares of TransTexas common stock, which were released from the lien securing the TARC Notes. Proceeds from the issuance of these notes were deposited in a cash collateral account to be used for refinery construction and general corporate purposes.

     TransTexas' notes payable bear interest at rates ranging from 9.43% to 13% per annum and mature at various dates through 2001. These notes payable are collateralized by certain of TransTexas' operating equipment. Aggregate principal payments on TransTexas' notes payable at January 31, 1997 total $5.2 million, $5.6 million and $0.7 million for the fiscal years ended January 31, 1998, 1999 and 2000, respectively.

     TARC's capitalized lease obligations were approximately $1.3 million and $2.4 million at January 31, 1997 and 1996, respectively. Maturities of such obligations are approximately $0.8 million, $0.3 million and $0.2 million in the years ending January 31, 1998, 1999 and 2000, respectively.

     The fair value of the TransTexas Notes, based on quoted market prices, was approximately $880 million and $818 million as of January 31, 1997 and 1996, respectively. The fair value of the TARC Notes, based on quoted market prices, was approximately $404 million and $295 million as of January 31, 1997 and 1996, respectively. The fair value of the Subordinated Notes, based on quoted market prices of similar instruments, was $104 million as of January 31, 1997.

9. CREDIT AGREEMENT

     TransTexas currently has a $40 million credit facility with BNY Financial Corporation (the "BNY Facility") pursuant to which it may borrow funds based on the amount of its accounts receivable and inventory. At January 31, 1997, the outstanding balance under the BNY Facility was $26.3 million. Based on anticipated accounts receivable levels, the Company estimates average amounts available under the facility will not exceed $26 million. Amounts available under and other terms of the BNY Facility may change if the Lobo Sale is consummated.

     In May 1996, TransTexas entered into a Note Purchase Agreement pursuant to which the Company issued notes in the aggregate principal amount of $15.75 million, for aggregate proceeds of $15 million. The notes, which bore interest at 13 1/3% per annum, were paid in full in July 1996. The notes were guaranteed on a senior secured basis by TransAmerican.

               TRANSAMERICAN ENERGY CORPORATION (AND PREDECESSOR)

10. OTHER LIABILITIES

     The major components of other liabilities are as follows (in thousands of dollars):

                                                                 JANUARY 31,
                                                              ------------------
                                                               1997       1996
                                                              -------    -------
Litigation accrual..........................................  $ 8,008    $12,171
Litigation settlements......................................    1,633         --
Short-term obligations expected to be refinanced:
  Litigation settlement.....................................    2,500     14,747
  Accrued capital expenditures..............................   19,738      5,443
  Current portion of dollar-denominated production
    payment.................................................       --      1,765
Other.......................................................    1,112      2,232
                                                              -------    -------
                                                              $32,991    $36,358
                                                              =======    =======

     In February 1996, TransTexas completed a financing in the amount of $10 million at an interest rate of 12 1/2% per annum and a 36-month term, collateralized by certain operating equipment. In February 1996, TransTexas also amended a purchase agreement with an unaffiliated third party related to a volumetric production payment to include an additional 14 Bcf which were sold to the third party for a purchase price of approximately $16 million. Proceeds from these transactions net of current maturities were used to pay all of the obligations listed above under the caption "Short-term obligations expected to be refinanced" at January 31, 1996.

     In April 1997, TransTexas sold to an unaffiliated third party a term royalty in the form of a dollar-denominated production payment in certain of TransTexas' properties for net proceeds of approximately $20 million. TransTexas also completed a financing in the amount of $8.3 million at an interest rate of 12.7% per annum and a 36-month term, collateralized by certain operating equipment. Proceeds from these transactions, net of current maturities, were used to pay all of the obligations listed above under the caption "Short-term obligations expected to be refinanced" at January 31, 1997.

11. INCOME TAXES

     Income tax expense (benefit) includes the following (in thousands of dollars):

                                                               SIX MONTHS ENDED
                                    YEAR ENDED JANUARY 31,        JANUARY 31,       YEAR ENDED JULY 31,
                                    -----------------------   -------------------   -------------------
                                      1997         1996       1996       1995         1995       1994
                                    --------   ------------   -----   -----------   --------   --------
                                               (UNAUDITED)            (UNAUDITED)
Federal:
  Current.........................   $21,380    $    (8,963)  $  --   $     1,352    $(7,611)   $10,909
  Deferred........................    (8,889)         6,263    (416)       (1,483)     5,196     (5,961)
State:
  Current.........................        --             --      --            --         --        432
                                     -------    -----------   -----   -----------    -------    -------
Income tax expense (benefit)
  before extraordinary item.......    12,491         (2,700)   (416)         (131)    (2,415)     5,380
Tax benefit of extraordinary
  item............................        --         (1,491)     --            --     (1,491)        --
                                     -------    -----------   -----   -----------    -------    -------
Total income tax expense
  (benefit).......................   $12,491    $    (4,191)  $(416)  $      (131)   $(3,906)   $ 5,380
                                     =======    ===========   =====   ===========    =======    =======

     In August 1993, the Omnibus Reconciliation Act of 1993, among other things, increased the maximum corporate marginal federal income tax rate to 35% from 34% effective January 1, 1993. Deferred income taxes as of July 31, 1994 include an adjustment of approximately $2.7 million related to this increase in corporate

               TRANSAMERICAN ENERGY CORPORATION (AND PREDECESSOR) tax rates. Included in "Payable to affiliates" at January 31, 1997 and 1996 are income taxes payable to TransAmerican totaling approximately $14.4 million and $3.0 million, respectively.

     During the third quarter of 1994, TARC reached a level of operations, which, for federal income tax purposes, changed the tax status of TransAmerican's consolidated group to an integrated oil company from an independent producer. As a result of this change in tax status, TransTexas was able to utilize a greater portion of its available tight sands credits, thereby reducing its effective tax rate for 1994. TransTexas was unable to utilize any tight sands credits during the Transition Period or in 1995 due to its net loss position. Total income tax expense differs from amounts computed by applying the statutory federal income tax rate to income before income taxes. The items accounting for this difference are as follows (in thousands of dollars):

                                                       SIX MONTHS ENDED
                            YEAR ENDED JANUARY 31,        JANUARY 31,        YEAR ENDED JULY 31,
                            ----------------------   ---------------------   --------------------
                              1997        1996        1996        1995         1995        1994
                            --------   -----------   -------   -----------   ---------   --------
                                       (UNAUDITED)             (UNAUDITED)
Federal income tax expense
  (benefit) at the
  statutory
  rate....................  $ 32,383   $ (44,295)    $(9,518)    $(8,234)     $(43,011)   $ 4,124
Increase (decrease) in tax
  resulting from:
  Net operating losses not
    utilizable............   (12,451)     32,262       9,102       8,103        31,263      6,073
    Tax rate change.......        --          --          --          --            --      2,745
    State income taxes,
       net of federal
       income tax
       benefit............        --          --          --          --            --        281
    Tight sands credit....    (7,441)      7,842          --          --         7,842     (7,843)
                            --------   ---------     -------     -------      --------    -------
                            $ 12,491   $  (4,191)    $  (416)    $  (131)     $ (3,906)   $ 5,380
                            ========   =========     =======     =======      ========    =======

     Significant components of the Company's tax attributes are as follows (in thousand of dollars):

                                                                   JANUARY 31,
                                                              ---------------------
                                                                1997        1996
                                                              ---------   ---------
Deferred tax assets:
  Investment in affiliates..................................  $ 275,450   $      --
  Receivable from TransAmerican in lieu of federal net
    operating loss carryforwards............................     72,430      86,716
  Safe harbor leases........................................     81,976      85,283
  Contingent liabilities....................................      3,403       3,700
  Alternative minimum tax credit carryforward...............     48,643      31,044
  Capital loss carryforward.................................         --          --
  Other.....................................................      3,530      10,483
                                                              ---------   ---------
                                                                485,432     217,226
  Valuation allowance.......................................   (430,194)   (167,141)
                                                              ---------   ---------
         Net deferred tax assets............................     55,238      50,085
                                                              ---------   ---------
  Deferred tax liabilities
  Depreciation, depletion and amortization..................     86,605      90,341
  Other, net................................................         --          --
                                                              ---------   ---------
                                                                 86,605      90,341
                                                              ---------   ---------
         Net deferred tax liabilities.......................  $  31,367   $  40,256
                                                              =========   =========

               TRANSAMERICAN ENERGY CORPORATION (AND PREDECESSOR)

     In order to realize the deferred tax asset related to the investment in affiliate, TransTexas must sell the common stock of the affiliate and generate sufficient taxable income to offset the asset amount. A valuation allowance has been provided for this deferred tax asset as it is more likely than not that the aforementioned events will occur.

     On a separate return basis, TARC and TransTexas have a total of approximately $206.5 million of regular tax net operating loss ("NOL") carryforwards at January 31, 1997 which would expire from 2004 through 2013. Under the tax allocation agreement with TransAmerican and TransAmerican's other subsidiaries, as long as TARC and TransTexas remain in the consolidated group for tax purposes, TARC and TransTexas will receive benefits in the future for loss carryforwards in the form of reduced current tax payable (i) to the extent their loss carryforwards are available for and utilized by TransAmerican and
(ii) TransAmerican has the ability to pay tax then due. The Company can only use alternative minimum tax credit carryforwards to the extent it is a regular federal income tax payer. At January 31, 1997, TARC and TransTexas had NOL carryforwards of approximately $32.6 million which have not been used by TransAmerican and would expire in 2013.

     Under certain circumstances, TransAmerican, TransAmerican Exploration Corporation, a subsidiary of TransAmerican ("TEXC"), TARC or the Company may sell or otherwise dispose of shares of common stock of TransTexas. If, as a result of any sale or other disposition of TransTexas' common stock, the direct and indirect ownership of TransTexas by TransAmerican is less than 80% (measured by voting power and value), TransTexas will no longer be a member of the TNGC Consolidated Group for federal tax purposes (the "TNGC Consolidated Group") and, with certain exceptions, will no longer be obligated under the terms and conditions of the Tax Allocation Agreement ("Deconsolidation"). Further, if the Company or TARC sells or otherwise transfers any stock of TARC, or issues any options, warrants or other similar rights relating to such stock, outside of the TNGC Consolidated Group, then a Deconsolidation of both TARC and TransTexas from the TNGC Consolidated Group would occur. An event that results in Deconsolidation of TARC or TransTexas from the TNGC Consolidated Group for tax purposes could result in the acceleration of payment of a substantial amount of federal income taxes by TransAmerican. The tax liability to TransAmerican that would result from Deconsolidation is estimated to be approximately $15 million at January 31, 1997. Each member of a consolidated group filing a consolidated federal income tax return is severally liable to the Internal Revenue Service (the "IRS") for the consolidated federal income tax liability of the consolidated group. There can be no assurance that TransAmerican will have the ability to satisfy the above tax obligation at the time due and, therefore, TransTexas, TARC or the Company may be required to pay the tax.

     Under the Tax Allocation Agreement, TransTexas will be required to pay any Texas franchise tax (which is estimated not to exceed $10.6 million) which may be attributable to any gain recognized by TransAmerican on the Transfer and will be entitled to any benefits of the additional basis resulting from the recognition of such gain.

               TRANSAMERICAN ENERGY CORPORATION (AND PREDECESSOR)

12. SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

     The following information reflects the Company's noncash investing and financing activities (in thousands of dollars):

                                                       SIX MONTHS ENDED
                            YEAR ENDED JANUARY 31,        JANUARY 31,        YEAR ENDED JULY 31,
                            ----------------------   ---------------------   --------------------
                              1997        1996        1996        1995         1995       1994
                            --------   -----------   -------   -----------   --------   ---------
                                       (UNAUDITED)             (UNAUDITED)
Seller financed
  obligations incurred for
  capital expenditures....  $  3,621     $    --     $ 1,095     $   --       $    --    $     --
                            ========     =======     =======     ======       =======    ========
Capitalized lease
  obligations incurred for
  property and
  equipment...............  $     --     $ 2,544     $ 1,643     $   66       $   967    $  1,336
                            ========     =======     =======     ======       =======    ========
Accounts payable and long-
  term liabilities for
  property and
  equipment...............  $ 19,673     $39,571     $36,080     $8,293       $11,784    $ 10,429
                            ========     =======     =======     ======       =======    ========
Interest accretion on
  notes and discount notes
  capitalized in property
  and equipment...........  $ 49,109     $29,306     $18,186     $   --       $11,120    $     --
                            ========     =======     =======     ======       =======    ========
Forgiveness of advances
  from TransAmerican
  (including $25.0 million
  for property, plant and
  equipment transferred
  from TransAmerican at
  net book value in
  1994)...................  $     --     $71,170     $    --     $   --       $71,170    $100,000
                            ========     =======     =======     ======       =======    ========
Product financing
  arrangements............  $(37,206)    $64,877     $37,206     $   --       $27,671    $     --
                            ========     =======     =======     ======       =======    ========

     Cash paid for interest and income taxes are as follows (in thousands of dollars):

                                                          SIX MONTHS ENDED
                              YEAR ENDED JANUARY 31,         JANUARY 31,        YEAR ENDED JULY 31,
                              -----------------------   ---------------------   -------------------
                                1997         1996        1996        1995         1995       1994
                              --------   ------------   -------   -----------   --------   --------
                                         (UNAUDITED)              (UNAUDITED)
Interest....................   $87,680      $96,945     $49,771     $29,971      $77,145    $26,978
                               =======      =======     =======     =======      =======    =======
Income taxes (paid to
  TransAmerican)............   $ 7,000      $    --     $    --     $    --      $    --    $ 1,858
                               =======      =======     =======     =======      =======    =======

     TransTexas incurred approximately $112.9 million, $90.2 million, $50.8 million and $69.4 million of interest charges of which approximately $15.9 million, $8.3 million, $7.4 million and $0.9 million was capitalized for the years ended January 31, 1997 and 1996, the six months ended January 31, 1996 and the year ended July 31, 1995, respectively, in connection with the acquisition of certain of TransTexas' unevaluated gas and oil properties. During 1994, TransTexas capitalized a total of approximately $0.7 million

               TRANSAMERICAN ENERGY CORPORATION (AND PREDECESSOR) of interest in connection with the expansion of TransTexas' pipeline system. TARC capitalized interest of $68.8 million and $41.5 million for the year ended January 31, 1997 and 1996, respectively, in connection with the Capital Improvement Program. Total interest charges incurred by TARC were $73.5 million and $60.0 million for the respective periods.

13. TRANSACTIONS WITH AFFILIATES

     During 1995, TransAmerican acquired an office building which it subsequently sold to TransTexas in February 1996 for $4 million. In February 1996, TransAmerican advanced $4 million of the proceeds from this sale to TARC for working capital.

     In December 1994, TransTexas entered into an interruptible gas sales agreement with TransAmerican, revenues from which totaled approximately $11.7 million, $21.4 million, $11.1 million, $4.4 million and $14.8 million for the years ended January 31, 1997 and 1996, the six months ended January 31, 1996 and 1995 and the year ended July 31, 1995, respectively. The receivable from TransAmerican for natural gas sales totaled approximately $13.6 million at January 31, 1997. Pursuant to this agreement, interest accrues on all unpaid balances at a rate of prime plus 2% per annum.

     As of January 1996, TransTexas and TTEX entered into a Drilling Program, as defined in the TransTexas Indenture. Pursuant to the Program, TTEX received a portion of revenues, in the form of a production payment, from certain of TransTexas' wells. The production payment was transferred in consideration of a note payable in the amount of $23.7 million issued by TTEX. In July 1996, TTEX transferred this production payment to the Company in the form of a dividend, and TransTexas forgave the $13.2 million remaining balance of the note payable.

     In July 1996, TTEX loaned $9.5 million to TransAmerican pursuant to the terms of a $25 million promissory note due July 31, 1998 that bears interest, payable quarterly, at 15% per annum. TTEX has made further advances pursuant to the note, subject to the same terms. The amount outstanding under this promissory note totaled approximately $26.6 million at January 31, 1997. TransTexas believes that the advances by TTEX to TransAmerican reduce the risk of tax deconsolidation (and potential tax liability of TransTexas) that could be caused by the sale of shares of TransTexas' common stock by TransAmerican or its affiliates. TransAmerican has not made its scheduled interest payments on this note. TTEX has agreed to defer the interest payments on the note until 1998.

     Pursuant to the terms of the Transfer Agreement, TransAmerican is obligated to indemnify TransTexas for all future losses incurred in connection with litigation or bankruptcy claims assumed in the Transfer. In order to facilitate the settlement of the Terry/Penrod litigation in May 1996, TransTexas advanced to TransAmerican $16.4 million of the settlement amount in exchange for a note receivable. TransAmerican has not made the scheduled interest payments on this note. TransTexas has agreed to defer the interest payments on the note until 1998. In addition, the Company transferred escrowed funds of approximately $22 million to TransAmerican pursuant to the Terry/Penrod Settlement. In connection with this settlement, TransTexas received from Terry the reversionary interest in certain producing properties. TransTexas and TransAmerican had intended that such interests would revert to TransAmerican under the Transfer Agreement; however, TransTexas retained such interests in partial satisfaction of TransAmerican's indemnity obligations. The amount outstanding under this agreement totaled approximately $7 million at January 31, 1997.

     In September 1996, TransTexas purchased from TransDakota Oil Corporation ("TDOC"), a subsidiary of TransAmerican, certain oil and gas leasehold interests located in the Lodgepole area in North Dakota for approximately $20 million. TransTexas believes that the combination of these interests, together with TransTexas' other interests in the Lodgepole area, will produce a more marketable property package. The purchase price was $3.9 million greater than TDOC's basis in the properties. The properties have been

               TRANSAMERICAN ENERGY CORPORATION (AND PREDECESSOR) recorded in TransTexas' financial statements at carryover basis and the $3.9 million has been classified as a reduction of retained earnings.

     In September 1996, TransTexas and TransAmerican entered into an agreement pursuant to which TransTexas obtained an $11.5 million dollar-denominated production payment, subsequently increased to $19 million, bearing interest at 17% per annum, burdening certain oil and gas interests owned by TransAmerican as a source of repayment for certain of the receivables from TransAmerican discussed above. At January 31, 1997, $59 million of related-party receivables has been recorded as a contra-stockholder equity account due to uncertainties regarding the repayment terms for such receivables. TransTexas has agreed to defer any interest payments due from TransAmerican until 1998. On January 31, 1997, TransAmerican conveyed at historical costs certain oil and gas properties to TransTexas for a purchase price of $31.6 million. A portion of the purchase price was used to offset obligations under the September 1996 production payment.

     TransTexas has made various advances to TransAmerican in an aggregate of approximately $7 million for lease purchases and other corporate expenses. The entire amount was outstanding at January 31, 1997.

     In January 1997, an affiliate of the Company contributed all of the outstanding common stock of Signal Capital Holdings Corporation ("SCHC"), with a book value of $6 million, to TransTexas. In the same month, TransTexas contributed the stock of SCHC to TransTexas Transmission Corporation ("TTC").

     In January 1997, TransTexas contributed substantially all of its Lobo Trend properties to TTC.

     Southeast Louisiana Contractors of Norco, Inc. ("Southeast Contractors"), a subsidiary of TransAmerican, provides construction personnel to TARC in connection with TARC's expansion and construction program. These construction workers are temporary employees, and the number and composition of the workforce will vary throughout TARC's expansion and construction program. Southeast Contractors charges TARC for the direct costs it incurs (which consist solely of employee payroll and benefits) plus administrative costs and fees of $1.2 million per year. Total labor costs charged by Southeast Contractors were approximately $14.1 million, $20.2 million and $15.5 million for the year ended January 31, 1997, the six months ended January 31, 1996 and the year ended July 31, 1995, respectively. Amounts payable to Southeast Contractors were $1.8 million and $2.3 million at January 31, 1997 and 1996, respectively. No labor costs were charged by Southeast Contractors in prior years.

     In July 1996, TARC executed a promissory note to TransAmerican for up to $25 million. The note bears interest at a rate of 15% per annum, payable quarterly beginning October 31, 1996, and matures on July 31, 1998. As of January 31, 1997, the entire $25 million was outstanding under the note. On November 1, 1996, TARC executed an additional $25 million promissory note to TransAmerican which bears interest at 15% per annum, payable quarterly beginning December 31, 1996, and which matures on September 30, 1998 (together with the first promissory note, the "TransAmerican Notes"). At January 31, 1997, TARC had approximately $44.4 million outstanding under both of these notes. TARC has not made the scheduled interest payment provided for in the note. TransAmerican has waived any default occurring as a result of TARC's failure to make the scheduled interest payment provided for in the notes. In February 1997, the November 1996 promissory note was replaced with a $50 million note bearing interest at an annual rate of 15% and which matures on July 31, 2002. Interest payments are due quarterly commencing on April 30, 1997. The debt represented by the new note is subordinate in right of payment to the TARC Notes. As of April 25, 1997, approximately $31.4 million had been advanced under the new note.

     Prior to the sale of the TARC Notes, TARC participated in TransAmerican's centralized cash management program. Funds required by TARC for daily operations and capital expenditures were advanced by TransAmerican. In October 1994, TransAmerican sold 5.25 million shares of TransTexas common stock. TransAmerican advanced approximately $50 million of the proceeds from these stock sales to TARC, of which approximately $20 million was used by TARC to repay a portion of the intercompany debt owed to TransAmerican, and the remaining $30 million was used for working capital and general corporate purposes.

               TRANSAMERICAN ENERGY CORPORATION (AND PREDECESSOR)

TARC used approximately $30 million of the net proceeds of the sale of the TARC Notes to repay additional intercompany debt to TransAmerican. TransAmerican contributed to the capital of TARC (through TEC) all but $10 million of the remainder of TARC's intercompany debt owed to TransAmerican. In April 1995, TARC repaid the remaining $10 million of intercompany indebtedness owed to TransAmerican. In August 1995, TARC received an advance of $3 million from TransTexas which TARC used to settle its remaining portion of certain litigation. In September 1995, TARC received an advance of $1.7 million from TransAmerican which TARC used to purchase feedstock. In October 1995, TARC repaid these advances without interest. Additionally in October 1995, TARC received an advance of approximately $4 million from TransAmerican for working capital, which has not been repaid.

     In September 1995, TARC received an advance of $1 million from TransTexas which TARC used to purchase feedstock. This advance was repaid by TARC without interest. In December 1995, TARC advanced $1 million to TransTexas. This advance was repaid to TARC with interest.

     TransAmerican, its existing subsidiaries, including TARC, the Company, and TransTexas, entered into a Tax Allocation Agreement, the general terms of which require TransAmerican and all of its subsidiaries to file federal income tax returns as members of a consolidated group to the extent permitted by law. Filing on a consolidated basis allows income and tax of one member to be offset by losses and credits of another and allows deferral of certain intercompany gains; however, each member is severally liable for the consolidated federal income tax liability of the consolidated group.

     The Tax Allocation Agreement requires each of TransAmerican's subsidiaries to pay to TransAmerican each year its allocable share of the federal income tax liabilities of the consolidated group ("Allocable Share"). The Tax Allocation Agreement provides for a reallocation of the group's consolidated federal income tax liabilities among the members if the IRS or the courts ultimately re-determine the group's regular tax or alternative minimum tax liability. In the event of an IRS audit or examination, the Tax Allocation Agreement generally gives TransAmerican the authority to compromise or settle disputes and to control litigation, subject to the approval of TARC, the Company or TransTexas, as the case may be, where such compromise or settlement affects the determination of the separate tax liability of that company.

     Under the Tax Allocation Agreement, each subsidiary's Allocable Share for each tax year will generally equal the amount of federal income tax it would have owed had it filed a separate federal income tax return for each year except that each subsidiary will be able to utilize net operating losses and credits of TransAmerican and the other members of the TransAmerican consolidated group effectively to defer payment of tax liabilities that it would have otherwise owed had it filed a separate federal income tax return. Each subsidiary will essentially pay the deferred taxes at the time TransAmerican (or the member whose losses or credits are utilized by such subsidiary) begins generating taxable income or tax. This will have the effect of deferring a portion of such subsidiary's tax liability to future years.

     The TARC Notes Indenture requires that, with certain exceptions, transactions between TARC and certain related parties be on terms no less favorable to TARC than would be available from an unrelated party and that are fair and reasonable to TARC. This standard will apply to future transactions, if any, with entities in which Mr. Stanley or members of his family may have an interest. A similar covenant is in the indentures governing the Notes issued by TransTexas.

14. BUSINESS SEGMENTS

     The Company conducts its operations through three industry segments: exploration and production ("E&P"), gas transportation ("Transportation") and refining operations ("Refining"). The E&P segment explores for, develops, produces and markets natural gas, condensate and natural gas liquids. The Transportation segment engages in intrastate natural gas transportation and marketing. The refining segment is engaged in refining and storage operations. All of the Company's significant gas and oil operations are located in Webb,

               TRANSAMERICAN ENERGY CORPORATION (AND PREDECESSOR)

Zapata and Starr counties, Texas. The Company's refinery is located in Norco, Louisiana, approximately 20 miles from New Orleans, Louisiana. Segment income excludes interest income, interest expense and unallocated general corporate expenses. Identifiable assets are those assets used in the operations of the segment. Other assets consist primarily of deferred financing costs, escrowed funds, certain receivables and other property and equipment. The Company's revenues are derived principally from sales to interstate and intrastate gas pipelines, direct end users, industrial companies, marketers, and refiners located in the United States. As a general policy, collateral is not required for receivables, but customers' financial condition and credit worthiness are regularly evaluated. The Company is not aware of any significant credit risk relating to its customers and has not experienced significant credit losses associated with such receivables.

     For the year ended January 31, 1997, three customers provided approximately $70 million, $59 million and $48 million respectively in E&P and Transportation revenues. For the Transition Period, three customers provided approximately $25 million, $22 million and $14 million, respectively, in E&P and Transportation revenues. For the year ended July 31, 1995, two customers provided approximately $73 million and $41 million, respectively, in E&P and Transportation revenues. In 1994, one customer provided approximately $51 million in E&P and Transportation revenues.

     For the year ended January 31, 1997, TARC had two customers which accounted for 96% of total revenues. For the six months ended January 31, 1996, TARC had three customers which accounted for 41% of total revenues. For the year ended July 31, 1995, TARC had two customers which accounted for 56% of total revenues. For the year ended July 31, 1994, TARC had two customers which accounted for 46% of total revenues.

                                                                  DEPRECIATION
                                                      OPERATING    DEPLETION
                                                       INCOME         AND          CAPITAL      IDENTIFIABLE
                                          NET SALES    (LOSS)     AMORTIZATION   EXPENDITURES      ASSETS
                                          ---------   ---------   ------------   ------------   ------------
YEAR ENDED JANUARY 31, 1997
  Exploration and production............  $363,459    $230,560      $122,570       $314,013      $  884,638
  Gas transportation....................    42,200      (9,018)        8,466         33,636          98,903
  Refining..............................    10,857     (54,995)        7,225         86,581         564,241
  Other.................................       688     (34,263)        1,417         11,165          69,611
                                          --------    --------      --------       --------      ----------
                                          $417,204    $132,284      $139,678       $445,395      $1,617,393
                                          ========    ========      ========       ========      ==========
YEAR ENDED JANUARY 31, 1996 (UNAUDITED)
  Exploration and production............  $254,275    $ 81,438      $111,993       $335,903      $  967,459
  Gas transportation....................    33,518      (4,362)        8,204         17,005          70,190
  Refining..............................   176,230     (43,178)        6,308        208,799         788,622
  Other.................................       360     (15,629)          316         (7,737)        132,080
                                          --------    --------      --------       --------      ----------
                                          $464,383    $ 18,269      $126,821       $553,970      $1,958,351
                                          ========    ========      ========       ========      ==========
TRANSITION PERIOD ENDED JANUARY 31, 1996
  Exploration and production............  $123,253    $ 51,443      $ 56,543       $176,386      $  738,648
  Gas transportation....................    15,892      (4,393)        4,194         13,266          72,815
  Refining..............................   107,237     (21,971)        3,159        150,238         518,205
  Other.................................       127      (8,366)          157         16,904         126,754
                                          --------    --------      --------       --------      ----------
                                          $246,509    $ 16,713      $ 64,053       $356,794      $1,456,422
                                          ========    ========      ========       ========      ==========

               TRANSAMERICAN ENERGY CORPORATION (AND PREDECESSOR)

                                                                  DEPRECIATION
                                                      OPERATING    DEPLETION
                                                       INCOME         AND          CAPITAL      IDENTIFIABLE
                                          NET SALES    (LOSS)     AMORTIZATION   EXPENDITURES      ASSETS
                                          ---------   ---------   ------------   ------------   ------------
SIX MONTHS ENDED JANUARY 31, 1995
  (UNAUDITED)
  Exploration and production............  $142,070    $ 32,860      $ 66,175       $ 99,672      $  483,511
  Gas transportation....................    19,161       2,796         4,031          6,366          63,541
  Refining..............................    71,586     (23,239)        2,706         58,093         229,462
  Other.................................        52      (6,972)          139         11,855          47,213
                                          --------    --------      --------       --------      ----------
                                          $232,869    $  5,445      $ 73,051       $175,986      $  823,727
                                          ========    ========      ========       ========      ==========
YEAR ENDED JULY 31, 1995
  Exploration and production............  $273,092    $ 62,855      $121,625       $259,189      $  712,322
  Gas transportation....................    36,787       2,827         8,041         10,105          60,916
  Refining..............................   140,579     (44,446)        5,855        116,654         499,879
  Other.................................       285     (14,235)          298         12,786          52,539
                                          --------    --------      --------       --------      ----------
                                          $450,743    $  7,001      $135,819       $398,734      $1,325,656
                                          ========    ========      ========       ========      ==========
YEAR ENDED JULY 31, 1994
  Exploration and production............  $300,210    $ 96,828      $107,727       $180,426      $  462,951
  Gas transportation....................    33,240      (2,257)        5,913         35,763          66,019
  Refining..............................   177,178     (14,526)        2,589         84,295         176,327
  Other.................................       157     (15,280)          218         34,522          53,367
                                          --------    --------      --------       --------      ----------
                                          $510,785    $ 64,765      $116,447       $335,006      $  758,664
                                          ========    ========      ========       ========      ==========

  Summary Information

     The following summary financial information of TransTexas Transmission Corporation reflects its financial position and its results of operations for the periods presented (in thousands of dollars):

                                                                  JANUARY 31,
                                                              -------------------
                                                                1997       1996
                                                              --------    -------
ASSETS
  Total current assets......................................  $  1,831    $   811
  Property and equipment, net...............................   482,351     70,273
  Other assets..............................................     6,004          3
                                                              --------    -------
                                                              $490,186    $71,087
                                                              ========    =======
LIABILITIES AND EQUITY
  Total current liabilities.................................  $ 14,013    $ 6,191
  Total noncurrent liabilities..............................   107,367     34,284
  Total equity..............................................   368,806     30,612
                                                              --------    -------
                                                              $490,186    $71,087
                                                              ========    =======

     In January 1997, TransTexas contributed to TTC certain Lobo Trend properties, and related liabilities, with historical costs of $386.7 million.

               TRANSAMERICAN ENERGY CORPORATION (AND PREDECESSOR)

                             YEAR ENDED JANUARY 31,     SIX MONTHS ENDED
                                      1996                 JANUARY 31,        YEAR ENDED JULY 31,
                             ----------------------   ---------------------   --------------------
                               1997        1996        1996        1995         1995        1994
                             --------   -----------   -------   -----------   ---------   --------
                                        (UNAUDITED)             (UNAUDITED)
Revenues...................  $107,921    $ 81,034     $36,226     $53,120      $ 97,928    $77,915
Operating costs and
  expenses.................   100,105      71,947      35,236      40,443        77,154     79,566
                             --------    --------     -------     -------      --------    -------
Operating income (loss)....     7,816       9,087         990      12,677        20,774     (1,651)
Interest income (expense),
  net......................    (8,598)    (13,196)     (4,202)     (2,777)      (11,771)    (4,483)
                             --------    --------     -------     -------      --------    -------
  Income (loss) before
     income taxes..........      (782)     (4,109)     (3,212)      9,900         9,003     (6,134)
Income tax expense
  (benefit)................      (274)     (1,438)     (1,124)      3,465         3,151     (2,067)
                             --------    --------     -------     -------      --------    -------
  Net income (loss)........  $   (508)   $ (2,671)    $(2,088)    $ 6,435      $  5,852    $(4,067)
                             ========    ========     =======     =======      ========    =======

     TTC conducts significant intercompany activities with TransTexas and TransAmerican. Included in the results of operations of Transmission are the following transactions with affiliates (in thousands of dollars):

                              YEAR ENDED JANUARY 31,      SIX MONTHS ENDED
                                       1996                  JANUARY 31,        YEAR ENDED JULY 31,
                              -----------------------   ---------------------   -------------------
                                1997         1996        1996        1995         1995       1994
                              --------   ------------   -------   -----------   --------   --------
                                         (UNAUDITED)              (UNAUDITED)
Revenues....................   $24,848      $31,691     $14,879     $18,242      $35,054    $30,398
Operating costs and
  expenses..................    77,204       52,235      24,751      32,235       59,719     53,459

     Affiliated operating costs and expenses for the years ended January 31, 1997 and 1996, include the cost of natural gas purchased from TransTexas and its predecessor of approximately $49 million and $36 million, respectively, $16 million and $25 million, respectively, for the six months ended January 31, 1996 and 1995 and $44 million and $34 million, respectively, for the years ended July 31, 1995 and 1994. Nonaffiliated revenues include the sales of natural gas liquids and condensate extracted from this purchased gas of, $62 million and $46 million, respectively for the years ended January 31, 1997 and 1996, $20 million and $33 million, respectively, for the six months ended January 31, 1996 and 1995 and $59 million and $44 million, respectively, for the years ended July 31, 1995 and 1994.

15. COMMITMENTS AND CONTINGENCIES

LEGAL PROCEEDINGS

     As part of the Transfer, TransTexas has succeeded to the potential liability, if any, of TransAmerican and certain subsidiaries in connection with the lawsuits described below. TransTexas has assumed liability for litigation up to $15 million plus the difference, if any, between $10 million and the costs (if less than $10 million) incurred to resolve the disputed claims. Pursuant to an agreement among TransTexas, TransAmerican and certain of its subsidiaries, as amended (the "Transfer Agreement"), TransAmerican has agreed to indemnify TransTexas against all losses incurred by TransTexas in excess of $25 million in connection with (a) disputed claims in TransAmerican's bankruptcy and (b) other litigation assumed by TransTexas and other agreements related to TransAmerican's plan of reorganization (other than settlements and judgments paid from escrowed cash established in connection with TransAmerican's plan of reorganization). TransAmerican is required to indemnify TransTexas for all future losses incurred in connection with litigation or bankruptcy claims assumed in the Transfer. Any indemnification payments received from TransAmerican for which TransTexas is the primary obligor will be considered a contribution of capital. There can be no assurance that TransAmerican will have the financial ability to meet its indemnification obligations.

               TRANSAMERICAN ENERGY CORPORATION (AND PREDECESSOR)

TRANSTEXAS

     Alameda. On May 22, 1993, Alameda Corporation ("Alameda") sued TransAmerican and John R. Stanley in the 234th Judicial District Court, Harris County, Texas, claiming that TransAmerican failed to account to Alameda for a share of the proceeds TransAmerican received in a 1990 settlement of litigation with El Paso Natural Gas Company ("El Paso"), and that TransAmerican has been unjustly enriched by its failure to share such proceeds with Alameda. The court granted Mr. Stanley's motion for summary judgment. On September 20, 1995, the jury rendered a verdict in favor of TransAmerican. Alameda appealed to the Fourteenth Court of Appeals, which affirmed the trial court judgment in favor of TransAmerican. Alameda filed a motion for rehearing on April 10, 1997.

     Coastal. On October 28, 1991, The Coastal Corporation ("Coastal") filed an action against TransAmerican that was consolidated in the 49th Judicial District Court, Webb County, Texas, alleging breach of contract and tortious interference related to two gas sales contracts and a transportation agreement, seeking unspecified actual and punitive damages and injunctive relief. On April 22, 1994, the court entered a judgment adverse to TransAmerican and TransTexas requiring them to pay $1.3 million plus $0.7 million in attorneys' fees to Coastal. On May 29, 1996, the Court of Appeals affirmed the judgment. In December 1996, the Supreme Court of Texas declined to hear the appeal. Pursuant to the final judgment, TransTexas is required to remit the judgment amount plus interest on or before May 25, 1997 or Coastal has a right of offset for gas delivered pursuant to a contract with TransTexas.

     Aspen. TransAmerican brought suit on September 29, 1993 against Aspen Services, Inc. ("Aspen"), seeking an audit and accounting of drilling costs that Aspen had charged while providing drilling services to TransAmerican. This suit is pending in the 215th Judicial District Court, Harris County, Texas. The parties' drilling agreement provided, among other things, that Aspen would receive payment for its drilling-related costs from the production and sale of gas from the wells that were drilled, and that the revenues that TransAmerican would otherwise receive from the wells would be reduced by the amounts received by Aspen. On July 19, 1995, Aspen filed a counterclaim and third party claim against TransAmerican, the Company, and affiliated entities, asserting, among other things, that these entities failed to make certain payments and properly market the gas from these wells. Aspen is seeking damages in an unspecified amount, as well as certain equitable claims. In April 1997, the trial court ruled against Aspen on all of their counterclaims.

     Finkelstein. On April 15, 1990, H.S. Finkelstein filed suit against TransAmerican in the 49th Judicial District Court, Zapata County, Texas, alleging that TransAmerican failed to pay royalties and improperly marketed oil and gas produced from certain leases. On September 27, 1994, the plaintiff added TransTexas as an additional defendant. On January 6, 1995, a judgment against TransAmerican and TransTexas was entered for approximately $18 million in damages, interest and attorneys' fees. TransTexas and TransAmerican appealed the judgment to the Fourth Court of Appeals, San Antonio, Texas, which affirmed the judgment on April 3, 1996. TransTexas and TransAmerican filed a motion for rehearing. On August 14, 1996, the Fourth Court of Appeals reversed the trial court judgment and rendered judgment in favor of TransAmerican and TransTexas. On August 29, 1996, the plaintiff filed a motion for stay and a motion for rehearing with the court. On October 9, 1996, the court denied Finkelstein's rehearing request. In November 1996, Finkelstein filed an application for writ of error with the Supreme Court of Texas.

     On April 22, 1991, the plaintiff filed a separate suit against TransAmerican and various affiliates in the 49th Judicial District Court, Zapata County, Texas, alleging an improper calculation of overriding royalties allegedly owed to the plaintiff and seeking damages and attorneys' fees in excess of $33.7 million. On November 18, 1993, the plaintiff added TransTexas as an additional defendant. The parties arbitrated this matter in January 1997. A decision is expected in mid-1997.

     Briones. In an arbitration proceeding, Jesus Briones, a lessor, claimed that one of TransTexas' wells on adjacent lands had been draining natural gas from a portion of his acreage leased to TransTexas on which no

               TRANSAMERICAN ENERGY CORPORATION (AND PREDECESSOR) well had been drilled. On October 31, 1995, the Arbitrator decided that drainage had occurred. On June 3, 1996, the Arbitrator issued a letter indicating that drainage damages would be awarded to Briones in the amount of approximately $1.4 million. The Arbitrator entered his award of damages on June 27, 1996. On July 3, 1996, TransTexas filed a petition in the 49th Judicial District Court, Zapata County, Texas, to vacate the Arbitrator's award. Briones also filed its petition to confirm the Arbitrator's award. In March, 1997, the court determined to grant Briones' motion for summary judgment. TransTexas intends to file a motion for a new trial.

     Frost. On November 10, 1994, Frost National Bank filed suit against TransTexas in the 111th Judicial District Court, Webb County, Texas, seeking a declaratory judgment determination that TransTexas failed to properly and accurately calculate royalties under a lease. The plaintiff has demanded $10 million plus interest. This litigation is in the discovery stage and trial is set for September 8, 1997.

     Farias. On February 15, 1996, Celita Suzana Farias filed a wrongful death action in the 93rd Judicial District Court, Hidalgo County, Texas, against TransTexas and one of its contractors for fatal injuries suffered by the plaintiff's husband at the Yzaguirre Heirs #3 Well on February 13, 1996. The plaintiff alleges the defendants operated a crane in such a manner that they were negligent and grossly negligent. The plaintiff seeks unspecified damages. On March 7, 1996, the mother of the deceased employee filed a petition in intervention also alleging negligence, gross negligence and malice and seeking unspecified damages. This litigation is in the discovery stage.

TARC

     EEOC. On August 31, 1995, the U.S. Equal Employment Opportunity Commission ("EEOC") issued a Commissioner's Charge against TARC and Southeast Contractors (the "Commissioner's Charge") pursuant to Sections 706 and 707 of Title VII of the Civil Rights Act of 1964, as amended, 42 U.S.C. sec. 2000e et seq. ("Title VII"). In the Commissioner's Charge, the EEOC charged TARC and Southeast Contractors with engaging in unlawful discriminatory hiring and promotion practices based on race and gender. Each violation of Title VII, if proven, potentially could subject TARC and/or Southeast Contractors to liability for (i) monetary damages for backpay and/or front pay in an undetermined amount, and for compensatory damages and/or punitive damages in an amount that should not exceed $300,000, (ii) injunctive relief, (iii) attorney's fees, and/or (iv) interest. During the period covered by the Commissioner's Charge, TARC and Southeast Contractors estimate that they received a combined total of approximately 15,000 to 22,000 employment applications and hired (or rehired) a combined total of approximately 1,500 to 2,200 workers. TARC and Southeast Contractors have responded to the Commissioner's Charge and have denied engaging in any unlawful employment practices. TARC and Southeast Contractors have been cooperating fully with the EEOC in connection with its investigation. TARC and Southeast Contractors intend to vigorously defend against the allegations contained in the Commissioner's Charge in all proceedings before the EEOC and in any subsequent litigation. If TARC and/or Southeast Contractors are found liable for violations of Title VII based on the matters asserted in the Commissioner's Charge, the Company can make no assurance that such liability would not have a material adverse effect on the financial condition of the Company or TARC or the Company's or TARC's ability to pay interest or principal on the TARC Notes.

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

               TRANSAMERICAN ENERGY CORPORATION (AND PREDECESSOR)

     Shell Oil. On September 27, 1996, Shell Oil Company filed a third party suit against TARC in the U.S. District Court, Eastern District of Louisiana for contribution and/or indemnity relating to alleged contamination of the waters and water bottoms of Bayou Trepagnier. Shell dismissed this suit without prejudice.

     General. TransTexas and TARC are also named defendants in other ordinary course, routine litigation incidental to their businesses. Although the outcome of these other lawsuits cannot be predicted with certainty, the Company does not expect these matters to have a material adverse effect on its financial position. Litigation expense, including legal fees, for the years ended January 31, 1997 and 1996 for the six months ended January 31, 1996 and 1995 was approximately $19.8 million, $13.5 million, $5 million and $7 million, respectively. Litigation expense for the years ended July 31, 1995 and 1994 was approximately $15 million and $20 million, respectively. The resolution in any reporting period of one or more of these matters in a manner adverse to TARC or TransTexas could have a material adverse impact on the Company's results of operations or cash flows for that period. TransTexas has delivered letters of credit and placed into escrow cash, which letters of credit and cash total approximately $21 million, to be applied to the litigation claims described above.

  Environmental Matters

     TransTexas' operations and properties are subject to extensive federal, state, and local laws and regulations relating to the generation, storage, handling, emission, transportation, and discharge of materials into the environment. Permits are required for various of TransTexas' operations, and these permits are subject to revocation, modification, and renewal by issuing authorities. TransTexas also is subject to federal, state, and local laws and regulations that impose liability for the cleanup or remediation of property which has been contaminated by the discharge or release of hazardous materials or wastes into the environment. Governmental authorities have the power to enforce compliance with their regulations, and violations are subject to fines or injunctions, or both. It is not anticipated that TransTexas will be required in the near future to expend amounts that are material to the financial condition or operations of TransTexas by reason of environmental laws and regulations, but because such laws and regulations are frequently changed and, as a result, may impose increasingly strict requirements, TransTexas is unable to predict the ultimate cost of complying with such laws and regulations.

     Compliance Matters. TARC is subject to federal, state, and local laws, regulations, and ordinances ("Pollution Control Laws"), which regulate activities such as discharges to air and water, as well as handling and disposal practices for solid and hazardous wastes. TARC believes that it is in substantial compliance with applicable Pollution Control Laws. However, newly enacted Pollution Control Laws, as well as increasingly strict enforcement of existing Pollution Control Laws, may require TARC to make capital expenditures in order to comply with such laws and regulations. To ensure continuing compliance, TARC has made environmental compliance and permitting issues an integral part of its refinery's start-up plans and has budgeted for such capital expenditures in the Capital Improvement Program.

     TARC uses (and in the past has used) certain materials, and generates (and in the past has generated) certain substances or wastes that are or may be deemed hazardous substances or wastes. In the past, the refinery has been the subject of certain environmental enforcement actions, and incurred certain fines, as a result of certain of TARC's operations. TARC also was previously subject to enforcement proceedings relating to its prior production of leaded gasoline and air emissions. TARC believes that, with minor exception, all of these past matters were resolved prior to or in connection with the resolution of the bankruptcy proceedings of its predecessor in interest, TransAmerican, or are no longer applicable to TARC's operations. As a result, TARC believes that such matters will not have a material adverse effect on TARC's future results of operations, cash flows or financial position.

     Requirements Under the Federal Clean Air Act. The National Emission Standards for Hazardous Air Pollutants for Benzene Waste Operations (the "Benzene Waste NESHAPS"), promulgated in January 1993

               TRANSAMERICAN ENERGY CORPORATION (AND PREDECESSOR) pursuant to the Clean Air Act, regulate benzene emissions from numerous industries, including petroleum refineries. The Benzene Waste NESHAPS require all existing, new, modified, or reconstructed sources to reduce benzene emissions to a level that will provide an ample margin of safety to protect public health. TARC will be required to comply with the Benzene Waste NESHAPS as its refinery operations start up. TARC believes it is in compliance with the Benzene Waste NESHAPS. There can be no assurance that additional expenditures required pursuant to such regulations will not have a material adverse effect on its financial position, results of operations or cash flows.

     In addition, the Environmental Protection Agency ("EPA") promulgated National Emission Standards for Hazardous Air Pollutants for Hazardous Organics (the "Hazardous Organics NESHAPS regulations") for petroleum refineries under the Clean Air Act in 1995, and subsequently has amended such regulations. These regulations set "Maximum Achievable Control Technology" ("MACT") standards for petroleum refineries. The Louisiana Department of Environmental Quality (the "LDEQ") has incorporated MACT standards into TARC's air permit[s] under federal and state air pollution prevention laws. TARC believes that it currently is in compliance with such standards. However, there can be no assurance that additional expenditures required pursuant to such regulations will not have a material adverse effect on TARC's financial position, results of operations or cash flows.

     The EPA recently promulgated federal regulations pursuant to the Clean Air Act to control fuels and fuel additives (the "Gasoline Standards") that could have a material adverse effect on TARC. Under the new regulations, only reformulated gasoline can be sold in certain domestic geographic areas in which the EPA has mandated or approved its use. Reformulated gasoline must contain a minimum amount of oxygen, have a lower vapor pressure, and have reduced sulfur, olefins, benzene and aromatics compared to the average 1990 gasoline. The number and extent of the areas subject to reformulated gasoline standards may increase in the future if the EPA's National Ambient Air Quality Standards ("NAAQS") proposals for particulate matter and ozone are implemented Conventional gasoline may be used in all other domestic markets; however, a refiner's post-1994 average conventional gasoline must not be more polluting than it was in 1990. With limited exceptions, to determine its compliance as of January 1, 1995, a refiner must compare its post-1994 and 1990 average values of controlled fuel parameters and emissions. The Gasoline Standards recognize that many gasoline producers may not be able to develop an individual 1990 baseline for a number of reasons, including, for example, lack of adequate data or the absence or limited scope of operations in 1990. Under such circumstances, the refiner must use a statutory baseline reflecting the 1990 industry average. The EPA has authority, upon a showing of extenuating circumstances by a refiner, to grant an individual adjusted baseline or other appropriate regulatory relief to that refiner.

     TARC filed a petition with the EPA requesting an individual baseline adjustment or other appropriate regulatory relief based on extenuating circumstances. The extenuating circumstances upon which TARC relied in its petition include the fact that the refinery was not in operation in 1990 (and thus there is no 1990 average for purposes of the necessary comparison) and the fact that the start-up of the refinery is to occur on a phased-in basis. The EPA has denied TARC's request for an individual baseline adjustment and other appropriate regulatory relief. TARC will continue to pursue regulatory relief with the EPA. There can be no assurance that any action taken by the EPA will not have a material adverse effect on TARC's future results of operations, cash flows or financial position.

     Cleanup Matters. TARC also is subject to federal, state and local laws, regulations and ordinances that impose liability for the costs of clean up relating to, and certain damages resulting from, past spills, disposals or other releases of hazardous substances ("Hazardous Substance Cleanup Laws"). Over the past several years, TARC has been, and to a limited extent continues to be, engaged in environmental cleanup or remedial work relating to or arising out of operations or activities at the refinery. In addition, TARC has been engaged in upgrading its solid waste facilities, including the closure of several waste management units. Similar to numerous other industrial sites in the state, the refinery has been listed by the LDEQ on the Federal

               TRANSAMERICAN ENERGY CORPORATION (AND PREDECESSOR)

Comprehensive Environmental Response, Compensation and Liability Information System, as a result of TARC's prior waste management activities (as discussed below).

     In 1991, the EPA performed a facility assessment at the refinery pursuant to the Federal Resource Conservation and Recovery Act ("RCRA"). The EPA performed a follow up assessment in March 1996, but has not yet issued a report of its investigations. In July 1996, the EPA and LDEQ agreed that the LDEQ would serve as the lead agency with respect to the investigation and remediation of areas of concern identified in the investigations. TARC, under a voluntary initiative approved by the LDEQ, has submitted a work plan to the LDEQ to determine which areas may require further investigation and remediation. The LDEQ has not yet made a determination regarding TARC's submission or issued any further requests relating to this matter. As a result, TARC is unable to estimate what the costs, if any, will be if the LDEQ does require further investigation or remediation of the areas identified at this time.

     TARC has been identified as a potentially responsible party ("PRP") under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended ("CERCLA" or "Superfund"), for the cleanup of contamination from hazardous substances at three Superfund sites (i.e. sites on the National Priorities List ("NPL")), to which it has been alleged that TARC, or its predecessors, sent hazardous substances in the past. CERCLA requires cleanup of sites from which there has been a "release" or threatened release of "hazardous substances" (as such terms are defined under CERCLA). CERCLA requires the EPA to include sites needing long-term study and cleanup on the NPL based on their potential effect on public health or the environment. CERCLA authorizes the EPA to take any necessary response actions at NPL sites and, in certain circumstances, to order PRPs liable for the release to take such actions. PRPs are broadly defined under CERCLA to include past and present owners and operators of a site, as well as generators and transporters of wastes to a site from which hazardous substances are released.

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

     At one Superfund site, TARC has submitted information to the EPA indicating that it should have no liability for this matter, and negotiations with the EPA are continuing. With respect to the remaining two sites, TARC's liability for each such matter has not been determined, and TARC anticipates that it may incur costs related to the cleanup (and possibly including additional costs arising in connection with any recovery action brought pursuant to such matters) at each such site. After a review of the data available to TARC regarding the basis of TARC's alleged liability at each site, and based on various factors, which depend on the circumstances of the particular Superfund site (including, for example, the relationship of TARC to each such site, the volume of wastes TARC is alleged to have contributed to each such site in comparison to other PRPs without giving effect to the ability of any other PRPs to contribute to or pay for any liabilities incurred and the range of likely cleanup costs at each such site) TARC does not believe its ultimate liability will be significant; however, it is not possible to determine the ultimate environmental liabilities, if any, that may arise from the matters discussed above.

POTENTIAL EFFECTS OF A CHANGE OF CONTROL

     The TransTexas' Indenture provides that, upon the occurrence of a Change of Control (as such term is defined in the Indenture), each holder of the TransTexas Notes will have the right to require TransTexas to repurchase such holder's Notes at 101% of the principal amount thereof plus accrued and unpaid interest. A

               TRANSAMERICAN ENERGY CORPORATION (AND PREDECESSOR)

Change of Control would be deemed to occur under the TransTexas Indenture in the case of certain changes or other events in respect of the ownership or control of TransTexas, including any circumstance pursuant to which any person or group, other than John R. Stanley and his wholly-owned subsidiaries or the trustee under the TARC Notes Indenture is or becomes the beneficial owner of more than 50% of the total voting power of TransTexas' then outstanding voting stock, unless the TransTexas Notes have an investment grade rating for the period of 120 days thereafter. The term "person," as used in the definition of Change of Control, means a natural person, company, government or political subdivision, agency or instrumentality of a government and also includes a "group," which is defined as two or more persons acting as a partnership, limited partnership or other group. The holders of TransTexas' Subordinated Notes would also have a right to require TransTexas to repurchase such securities upon the occurrence of a change of control. In addition, certain changes or other events in respect of the ownership or control of TransTexas that do not constitute a Change of Control under the TransTexas Indenture may result in a "change of control" of TransTexas under the terms of TransTexas' credit facility (the "BNY Facility") and certain equipment financing. Such an occurrence could create an obligation for TransTexas to repay such other indebtedness. At January 31, 1997, TransTexas had approximately $34.7 million of indebtedness (excluding the TransTexas Notes and Subordinated Notes) subject to such right of repayment or repurchase. In the event of a Change of Control under the TransTexas Indenture or a "change of control" under the terms of other outstanding indebtedness, there can be no assurance that TransTexas will have sufficient funds to satisfy any such payment obligations.

     TARC owns a large petroleum refinery in the Gulf Coast region along the Mississippi River, approximately 20 miles from New Orleans, Louisiana. In February 1995, TARC began a construction and expansion program designed to reactivate the refinery and increase its complexity ("Capital Improvement Program"). TARC's debt securities are collateralized by, among other things, an aggregate of 50.45 million shares of TransTexas' common stock (the "Common Stock"). From February 1995 through March 1997, TARC spent approximately $238 million on the Capital Improvement Program, procured a majority of the equipment required and completed substantially all of the process design engineering and a substantial portion of the remaining engineering necessary to complete this project.

     Primarily because additional funding was not available to TARC on a timely basis, TARC was unable to meet the construction completion timetable for the Capital Improvement Program as required under the TARC Notes Indenture. The Holders of the TARC Notes have waived, until July 15, 1997, the default under the TARC Notes Indenture which would have occurred on February 15, 1997 as a result of TARC's failure to meet the required completion timetable. The waiver of this default will cease to be effective on July 15, 1997. Unless the default has been further waived or TARC completes a recapitalization that satisfies holders of the TARC Notes, such holders would then be entitled to pursue remedies available under the TARC Notes Indenture, including acceleration of the maturity of the TARC Notes. Any such event of default could result in the sale, following the occurrence of such event of default, of some or all of the remaining shares of Common Stock pledged to collateralize the TARC Notes. A foreclosure on such shares would constitute a "change of control" of TransTexas under the BNY Facility and certain equipment financing, which may create an obligation for the Company to repay amounts outstanding thereunder. A sale of such shares following a foreclosure could also result in a Change of Control under the TransTexas Indenture.

PURCHASE COMMITMENTS

     TARC has various purchase commitments for materials, supplies and services incidental to the ordinary course of business and for the Capital Improvement Program. As of January 31, 1997, TARC had commitments for refinery construction and maintenance of approximately $53.0 million. TARC is acting as general contractor and can generally cancel or postpone capital projects.

     Subsequent to year end, TARC entered into a commitment to purchase 0.6 million barrels of feedstock at $24.68 per barrel plus interest at 8.25%, demurrage, bank fees, and other related costs. Based on a market

               TRANSAMERICAN ENERGY CORPORATION (AND PREDECESSOR) value of approximately $18.15 per barrel at April 29, 1997, the loss on the feedstock is estimated to range between $4 and $5 million.

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

     TransTexas and MidCon Texas Pipeline Corp. entered into a long-term gas purchase contract on January 10, 1996, under which TransTexas is required to deliver a total of 100,000 MMBtu per day to four specified delivery points for a period of five years. The purchase price is determined by an industry index less $0.09 per MMBtu. Deliveries shall commenced September 1, 1996.

LETTER OF CREDIT

     In January 1996, TransTexas entered into a reimbursement agreement with an unaffiliated third party pursuant to which the third party caused a $20 million letter of credit to be issued to collateralize a supersedeas bond on behalf of TransTexas in a legal proceeding. Prior to this transaction, the supersedeas bond had been collateralized by other letters of credit. These letters of credit were collateralized by $20 million in cash, which has been released to TransTexas. If there is a draw under the letter of credit, TransTexas is required to reimburse the third party within 60 days. TransTexas has agreed to issue up to 8.6 million shares of TransTexas common stock to the third party if this contingent obligation to such third party becomes fixed and remains unpaid for 60 days. TransTexas does not believe that this contingency will occur. If the obligation becomes fixed, and alternative sources of capital are not available, TransTexas could elect to sell shares of TransTexas common stock prior to the maturity of the obligation and use the proceeds of such sale to repay the third party. Based on the current capitalization of TransTexas, the issuance of shares to satisfy this obligation would result in Deconsolidation for tax purposes. See Note 11.

PRODUCTION PAYMENTS

     On February 28, 1995, TransTexas sold to an unaffiliated third party a term royalty in the form of a dollar-denominated production payment in certain of TransTexas' properties for proceeds of $49.5 million, less closing costs of approximately $2 million. This production payment was paid in full in May 1996 with a portion of the proceeds of the volumetric production payment described below.

     In January 1996, TransTexas sold to an unaffiliated third party a term overriding royalty interest in the form of a volumetric production payment carved out of its interests in certain of its producing properties. For net proceeds of approximately $33 million, TransTexas conveyed to the third party a term overriding royalty equivalent to a base volume of approximately 29 Bcf of natural gas, subject to certain increases in the base volume and in the percentage interest dedicated if certain minimum performance and delivery requirements are not met. In February 1996, in consideration for additional net proceeds of approximately $16 million, TransTexas supplemented the production payment to subject a percentage of its interests in certain additional producing properties to the production payment and to include additional volumes of approximately 14 Bcf of natural gas within the base volume subject to the production payment. At January 31, 1997, approximately 23 Bcf of natural gas remained subject to this production payment.

               TRANSAMERICAN ENERGY CORPORATION (AND PREDECESSOR)

     In May 1996, TransTexas sold to two unaffiliated third parties a volumetric production payment for net proceeds of approximately $43 million. TransTexas conveyed to the third parties a term overriding royalty equivalent to a base volume of approximately 37 Bcf of natural gas, subject to certain increases in the base volume and in the percentage interest dedicated if certain minimum performance and delivery requirements are not met. Concurrently with the closing of that transaction, TransTexas and one of the unaffiliated third parties terminated, prior to the expiration of its stated term, a dollar-denominated term overriding royalty interest previously sold by TransTexas to that unaffiliated third party for a payment by TransTexas of approximately $25 million. As a result of such termination, the remaining base volume from the previously sold overriding royalty interest was conveyed to TransTexas. At January 31, 1997, approximately 24 Bcf of natural gas remained subject to this production payment.

     In September 1996, TransTexas sold to an unaffiliated third party a term royalty in the form of a dollar-denominated production payment in certain of TransTexas' properties for proceeds of $13.5 million. The production payment calls for the repayment of the primary sum plus an amount equivalent to a 16% annual interest rate on the unpaid portion of such primary sum.

     In September 1996, TransTexas entered into a drilling program agreement with an unaffiliated third party for the reimbursement of certain drilling costs with respect to wells drilled by TransTexas. Pursuant to the agreement, upon the approval of the third party of a recently drilled or currently drilling well for inclusion in the program, the third party will commit to the reimbursement of all or a portion of the cost of such well, up to an aggregate maximum for all such wells of $16.5 million. The program wells are subject to a dollar-denominated production payment equal to the primary sum of such reimbursed costs, plus an amount equivalent to a 17.5% annual interest rate on the unpaid portion of such primary sum.

     In April 1997, TransTexas sold to an unaffiliated third party a term royalty in the form of a dollar-denominated production payment in certain of TransTexas' properties for proceeds of approximately $20 million. The production payment calls for the repayment of the primary sum plus an amount equivalent to a 16% annual interest rate on the unpaid portion of such primary sum.

POSSIBLE FEDERAL TAX LIABILITY

     Part of the refinancing of TransAmerican's debt in 1993 involved the cancellation of approximately $65.9 million of accrued interest and of a contingent liability for interest of $102 million owed by TransAmerican. No federal tax opinion was rendered with respect to this transaction, however, and TransAmerican has not obtained a ruling from the Internal Revenue Service (the "IRS") regarding this transaction. TransAmerican has taken the federal tax position that the entire amount of this debt cancellation is excluded from its income under the cancellation of indebtedness provisions ("COD Exclusions") of the Internal Revenue Code of 1986, as amended (the "Code") and has reduced its tax attributes (including its net operating loss and credit carryforwards) as a consequence of the COD Exclusion. TransTexas believes that there is substantial legal authority to support the position that the COD Exclusion applies to the cancellation of TransAmerican's indebtedness. However, due to factual and legal uncertainties, there can be no assurance that the IRS will not challenge this position, or that any such challenge would not be upheld. Under the Tax Allocation Agreement, TransTexas has agreed to pay an amount equal to any federal tax liability (which would be approximately $25.4 million) attributable to the inapplicability of the COD Exclusion. Any such tax would be offset in future years by alternative minimum tax credits and retained loss and credit carryforwards to the extent recoverable from TransAmerican. The IRS has commenced an audit of the TransAmerican Consolidated Group's tax return for its taxable years ended July 31, 1994 and July 31, 1995. Because the audit is in its initial stages,it is not possible to predict the scope of the IRS' review or whether any tax deficiencies will be proposed by the IRS as a result of its review.

     TransTexas has significant contingent liabilities, including liabilities with respect to litigation matters and other obligations assumed in the Transfer. In addition, a change of control or other event that results in

               TRANSAMERICAN ENERGY CORPORATION (AND PREDECESSOR) deconsolidation of TransTexas and TransAmerican for federal income tax purposes could result in acceleration of a substantial amount of federal income taxes. These matters, individually and in the aggregate, amount to significant potential liability which, if adjudicated in a manner adverse to TransTexas in one reporting period, could have a material adverse effect on TransTexas' cash flow or operations for that period. Although the outcome of these contingencies or the probability of the occurrence of these contingencies cannot be predicted with certainty, TransTexas does not expect these matters to have a material adverse effect on its financial position.

PRICE MANAGEMENT ACTIVITIES

     TARC enters into futures contracts, options on futures, and swap agreements with the intent to protect against a portion of the price risk associated with price declines from holding inventory of feedstocks and refined products or fixed price purchase commitments. At January 31, 1997, TARC's position in open futures contracts, options on futures, and swap agreements was not significant. A net trading gain of approximately $2.3 million and a trading loss of approximately $3.1 million were reflected in other income (expense) for the years ended July 31, 1995 and 1994, respectively. These transactions did not qualify for hedge accounting treatment under the guidelines of SFAS 80; therefore, gains or losses associated with these futures contracts were not deferred.

FINANCING ARRANGEMENTS AND PROCESSING AGREEMENTS

     TARC enters into financing arrangements in order to maintain an available supply of feedstocks. Typically, TARC enters into an agreement with a third party to acquire a cargo of feedstock which is scheduled for delivery to TARC's refinery. TARC pays through the third party all transportation costs, related taxes and duties and letter of credit fees for the cargo, plus a negotiated commission. Prior to arrival at the refinery, another third party purchases the cargo, and TARC commits to purchase, at a later date, the cargo at an agreed price plus commission and costs. TARC also places margin deposits with the third party to permit the third party to hedge its price risk. TARC purchases these cargos in quantities sufficient to maintain expected operations and is obligated to purchase all of the cargos delivered pursuant to these arrangements. In the event the refinery is not operating, these cargos may be sold on the spot market. During the year ended January 31, 1997, approximately 1.1 million barrels of feedstocks with a cost of $23 million were sold by a third party on the spot market prior to delivery to TARC without a material gain or loss to TARC.

     In March 1996, TARC entered into a processing agreement with a third party for the processing of various feedstocks at the refinery. Under the terms of the agreement, the processing fee earned by TARC is based on the margin earned by the third party, if any, after deducting all of its related costs such as feedstock acquisition, hedging, transportation, processing and inspections plus a commission for each barrel processed. For the year ended January 31, 1997, TARC processed approximately 1.1 million barrels of feedstock pursuant to this agreement. TARC incurred a loss of approximately $2.6 million related to this processing agreement primarily as a result of low margins and price management activities.

     In April 1996, TARC entered into a similar processing agreement with another third party to process feedstocks. As of January 31, 1997, TARC had completed processing approximately 6.4 million barrels of feedstocks and is storing approximately 1.0 million barrels of intermediate and refined products under this agreement. TARC also entered into a processing agreement with this third party to process approximately 0.8 million barrels of the third party's feedstocks for a fixed price per barrel. Under the terms of this fixed price agreement, TARC met all quantity and quality yields earning the full price per barrel. For the year ended January 31, 1997, TARC recorded a net loss of approximately $4.5 million related to these processing arrangements primarily as a result of low margins and price management activities.

               TRANSAMERICAN ENERGY CORPORATION (AND PREDECESSOR)

HEDGING AGREEMENTS

     Beginning in April 1995, TransTexas entered into commodity price swap agreements (the "Hedge Agreements") to reduce its exposure to price risk in the spot market for natural gas. Pursuant to the Hedge Agreements, either the company or the counterparty thereto is required to make a payment to the other at the end of each month (the "Settlement Date"). The payments will equal the product of a notional quantity ("Base Quantity") of natural gas and the difference between a specified fixed price ("Fixed Price") and a market price ("Floating Price") for natural gas. The Floating Price is determined by reference to natural gas futures contracts traded on the New York Mercantile Exchange ("NYMEX"). The Hedge Agreements provide for TransTexas to make payments to the counterparty to the extent that the Floating Price exceeds the Fixed Price, up to a maximum ("Maximum Floating Price") and for the counterparty to make payments to TransTexas to the extent that the Floating Price is less than the Fixed Price. For the year ended January 31, 1997, TransTexas made net settlement payments totaling approximately $37 million to the counterparty pursuant to the Hedge Agreements. As of January 31, 1997, TransTexas has Hedge Agreements with Settlement Dates ranging from February 1997 through April 1997 involving total Base Quantities for all monthly periods aggregating approximately 20.4 TBtu of natural gas. Fixed Prices for these agreements range from $1.70 to $1.78 per MMBtu ($1.76 to $1.84 per Mcf) up to Maximum Floating Prices ranging from $2.00 to $2.20 per MMBtu ($2.07 to $2.28 per Mcf). In addition, one agreement has a Fixed Price of $2.48 per MMBtu ($2.57 per Mcf) with no Maximum Floating Price. Under the terms of this agreement, the counterparty advanced $5 million to TransTexas. At January 31, 1997, the estimated cost to settle all of the Hedge Agreements would have been approximately $13 million. These agreements are accounted for as hedges and accordingly, any gains or losses are deferred and recognized in the respective months as physical volumes are sold. At January 31, 1997, TransTexas maintained $1.0 million in a margin account related to the Hedge Agreements.

OPERATING LEASES

     As of January 31, 1997, the Company has long-term leases covering land and other property and equipment. Rental expense was approximately $6 million and $4 million for the twelve months ended January 31, 1997 and 1996, respectively, $3 million for each of the six months ended January 31, 1996 and 1995 and $5 million and $4 million for the fiscal years ended July 31, 1995 and 1994, respectively. Future minimum rental payments required under operating leases that have initial or remaining noncancellable lease terms in excess of one year as of January 31, 1997, including the sale-leaseback transaction described below, are as follows (in thousands of dollars):

1998........................................................  $ 6,132
1999........................................................    4,869
2000........................................................    1,974
2001........................................................    1,633
2002........................................................    1,109
Thereafter..................................................      522
                                                              -------
                                                              $16,239
                                                              =======

     In January 1996, TransTexas completed a sale-leaseback transaction in the amount of $3 million, related to its operating equipment. The sale-leaseback transaction has a monthly lease payment of approximately $56,000 per month and a 60-month term. At the end of the lease term, the lease will automatically renew for 12 months at approximately $38,000 per month.

               TRANSAMERICAN ENERGY CORPORATION (AND PREDECESSOR)

16. LITIGATION SETTLEMENTS

     Bentsen. On August 13, 1990, Calvin R. Bentsen, et al. filed suit against TransAmerican and Mr. Stanley in the 139th Judicial District Court, Hidalgo County, Texas, seeking a portion of the El Paso settlement proceeds, and an accounting of monies allegedly owed to them, claiming that TransAmerican produced gas that belonged to them without their knowledge and that TransAmerican entered into an oral agreement with them which entitled them to receive a portion of the El Paso settlement proceeds. This case has been settled.

     McNamara. On June 28, 1996, TransTexas consummated a settlement of litigation with Tennessee Gas Pipeline Company ("Tennessee") that was filed on October 14, 1993 in the 244th Judicial District Court, Ector County, Texas pursuant to which TransTexas and another plaintiff received approximately $125 million from Tennessee. TransTexas' share of the settlement proceeds was $96 million. On July 2, 1996, John McNamara, Jr. et al. ("The Hubberd Trusts") filed a new suit against TransTexas in the 241st District Court, Webb County, Texas asserting that TransTexas had breached its duties to The Hubberd Trusts under certain oil and gas leases and that TransTexas owed The Hubberd Trusts 25% of the gross settlement proceeds, or approximately $31.25 million. This litigation was settled in December 1996.

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

     Terry/Penrod. TransAmerican and a group of TransAmerican's former bank lenders (the "Bank Group") were parties to a consolidated suit filed December 6, 1991, in the United States District Court for the Southern District of Texas, Houston Division, relating to the interpretation of two third-party drilling agreements. Plaintiffs Ensco Offshore Company, f/k/a Penrod Drilling Corporation, Terry Oilfield Supply Co., Inc. and Terry Resources, Inc. ("Terry") sued TransAmerican for approximately $50 million in actual damages and punitive damages of not less than five times actual damages. On April 5, 1996, the court entered a final judgment against TransAmerican, TransTexas and several of their affiliates, in the amount of approximately $43 million, plus interest. On April 18, 1996, the court entered a separate judgment against the same parties for Terry's attorneys' fees of $2 million. In May 1996, TransTexas paid Terry approximately $19 million and caused escrowed funds held for the benefit of the Bank Group of approximately $22 million to be paid to Terry. Upon payment of the settlement amount, Terry released the judgments, released all liens and reassigned to TransTexas a production payment in certain properties. Terry dismissed an unrelated administrative proceeding upon payment of the settlement amount described above.

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

               TRANSAMERICAN ENERGY CORPORATION (AND PREDECESSOR)

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

     GATX. On May 14, 1996, GATX Terminals Corporation ("GATX") filed suit against TARC in the U.S. District Court, Eastern District of Louisiana alleging breach of an operating agreement to pay GATX $122,500 per month during 1996. TARC settled this litigation in November 1996.

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

17. SUPPLEMENTAL GAS AND OIL DISCLOSURE (UNAUDITED)

     The accompanying tables present information concerning TransTexas' gas and oil producing activities and are prepared in accordance with Statement of Financial Accounting Standards No. 69, "Disclosures about Oil and Gas Producing Activities."

     Estimates of TransTexas' proved reserves and proved developed reserves were prepared by Netherland, Sewell & Associates, Inc., an independent firm of petroleum engineers, based on data supplied to them by TransTexas. Such estimates are inherently imprecise and may be subject to substantial revisions as additional information such as reservoir performance, additional drilling, technological advancements and other factors become available.

     Capitalized costs relating to gas and oil producing activities are as follows (in thousands of dollars):

                                                                    JANUARY 31,
                                                              ------------------------
                                                                 1997          1996
                                                              ----------    ----------
Proved properties...........................................  $1,845,994    $1,639,237
Unproved properties.........................................     158,973       136,360
                                                              ----------    ----------
          Total.............................................   2,004,967     1,775,597
Less accumulated depletion..................................   1,288,860     1,165,943
                                                              ----------    ----------
                                                              $  716,107    $  609,654
                                                              ==========    ==========

               TRANSAMERICAN ENERGY CORPORATION (AND PREDECESSOR)

     Costs incurred for gas and oil producing activities are as follows (in thousands of dollars):

                                                                SIX
                                                 YEAR         MONTHS           YEAR ENDED
                                                 ENDED         ENDED            JULY 31,
                                              JANUARY 31,   JANUARY 31,    -------------------
                                                 1997          1996          1995       1994
                                              -----------   -----------    --------   --------
Property acquisitions.......................   $ 50,963      $ 11,485      $124,956   $ 18,593
Exploration.................................    100,737        27,039        84,201    114,266
Development.................................    162,313       115,812        50,032     47,567
                                               --------      --------      --------   --------
                                               $314,013      $154,336      $259,189   $180,426
                                               ========      ========      ========   ========

     Results of operations for gas and oil producing activities are as follows (in thousands of dollars):

                                                                SIX
                                                 YEAR         MONTHS           YEAR ENDED
                                                 ENDED         ENDED            JULY 31,
                                              JANUARY 31,   JANUARY 31,    -------------------
                                                 1997          1996          1995       1994
                                              -----------   -----------    --------   --------
Revenues....................................   $363,459      $124,663      $275,627   $302,522
                                               --------      --------      --------   --------
Expenses:
  Production costs..........................     97,619        31,376        76,798     76,928
  Depletion.................................    122,570        56,543       121,625    107,727
  General and administrative................      8,710         3,601        14,349     21,039
  Litigation settlement.....................    (96,000)      (18,300)           --         --
                                               --------      --------      --------   --------
          Total operating expenses..........    132,899        73,220       212,772    205,694
                                               --------      --------      --------   --------
          Income before income taxes........    230,560        51,443        62,855     96,828
Income taxes................................     80,696        18,005        21,999     26,047
                                               --------      --------      --------   --------
                                               $149,864      $ 33,438      $ 40,856   $ 70,781
                                               ========      ========      ========   ========
Depletion rate per net equivalent Mcf.......   $    .96      $    .82      $    .81   $    .80
                                               ========      ========      ========   ========

               TRANSAMERICAN ENERGY CORPORATION (AND PREDECESSOR)

       Reserve Quantity Information

     Proved reserves are estimated quantities of natural gas, condensate and natural gas liquids that geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. Proved developed reserves are those proved reserves that can be expected to be recovered through existing wells with existing equipment and operating conditions. Natural gas quantities represent wet gas volumes, which include amounts that will be extracted as natural gas liquids. TransTexas' estimated net proved reserves and proved developed reserves of natural gas (billions of cubic feet) and condensate (millions of barrels) are shown in the table below.

                                                      SIX MONTHS
                                      YEAR ENDED         ENDED           YEAR ENDED JULY 31,
                                      JANUARY 31,     JANUARY 31,    ----------------------------
                                         1997            1996            1995            1994
                                     -------------   -------------   -------------   ------------
                                       GAS     OIL     GAS     OIL     GAS     OIL    GAS     OIL
                                     -------   ---   -------   ---   -------   ---   ------   ---
Proved reserves:
  Beginning of year................  1,139.1   2.9   1,122.6   3.0     717.4   1.9    695.0   2.0
  Increase (decrease) during the
     year attributable to:
  Revisions of previous
     estimates.....................      6.5    .1      43.0    --     143.5    .5       .5    .1
  Extensions, discoveries and other
     additions.....................     90.3   3.6      73.8    .2     409.6   1.2    152.8    .4
  Litigation settlement............       --    --       9.5    --        --    --       --    --
  Sales of reserves................   (204.9)  (.4)    (42.9)   --        --    --       --    --
  Purchase of reserves.............     11.3    .1        --    --        --    --       --    --
  Production.......................   (122.6)  (.6)    (66.9)  (.3)   (147.9)  (.6)  (130.9)  (.6)
                                     -------   ---   -------   ---   -------   ---   ------   ---
     End of year...................    919.7   5.7   1,139.1   2.9   1,122.6   3.0    717.4   1.9
                                     =======   ===   =======   ===   =======   ===   ======   ===
Proved developed reserves:
  Beginning of year................    425.3    .9     476.6   1.1     442.2   1.1    384.2   1.1
  End of year......................    381.5   2.4     425.3    .9     476.6   1.1    442.2   1.1

  Standardized Measure Information

     The calculation of estimated future net cash flows in the following table assumed the continuation of existing economic conditions and applied year-end prices (except for future price changes as allowed by contract) of gas and condensate to the expected future production of such reserves, less estimated future expenditures (based on current costs) to be incurred in developing and producing those proved reserves.

               TRANSAMERICAN ENERGY CORPORATION (AND PREDECESSOR)

     The standardized measure of discounted future net cash flows does not purport, nor should it be interpreted, to present the fair market value of TransTexas' gas and oil reserves. These estimates reflect proved reserves only and ignore, among other things, changes in prices and costs, revenues that could result from probable reserves which could become proved reserves in fiscal 1998 or later years, and the risks inherent in reserve estimates. The standardized measure of discounted future net cash flows relating to proved gas and oil reserves is as follows (in thousands of dollars):

                                   YEAR ENDED    SIX MONTHS ENDED     YEAR ENDED JULY 31,
                                   JANUARY 31,     JANUARY 31,      -----------------------
                                      1997             1996            1995         1994
                                   -----------   ----------------   ----------   ----------
Future cash inflows..............   $3,051,397      $2,269,585      $1,591,011   $1,194,656
Future production costs..........     (506,882)       (427,482)       (316,055)    (219,485)
Future development costs.........     (459,326)       (582,798)       (461,471)    (243,991)
Future income taxes..............     (563,812)       (310,445)       (196,942)    (199,065)
                                    ----------      ----------      ----------   ----------
Future net cash flows............    1,521,377         948,860         616,543      532,115
Annual discount (10%) for
  estimated timing of cash
  flows..........................     (464,121)       (340,002)       (201,479)    (136,541)
                                    ----------      ----------      ----------   ----------
Standardized measure of
  discounted future net cash
  flows..........................   $1,057,256      $  608,858      $  415,064   $  395,574
                                    ==========      ==========      ==========   ==========

     Principal sources of change in the standardized measure of discounted future net cash flows are as follows (in thousands of dollars):

                                                              SIX MONTHS
                                                YEAR ENDED       ENDED       YEAR ENDED JULY 31,
                                                JANUARY 31,   JANUARY 31,   ---------------------
                                                   1997          1996         1995        1994
                                                -----------   -----------   ---------   ---------
Beginning of year.............................  $  608,858     $ 415,064    $ 395,574   $ 512,460
Revisions:
  Quantity estimates and production rates.....      13,903        31,712      122,771     (31,403)
  Prices, net of lifting costs................     665,054       331,936     (155,257)   (158,906)
  Estimated future development costs..........     (75,622)     (128,584)     (13,631)     26,667
Additions, extensions, discoveries and
  improved recovery...........................     209,932        47,026      172,365     141,008
Net sales of production.......................    (262,066)      (92,139)    (198,829)   (233,031)
Development costs incurred....................     156,430       115,812       49,873      35,285
Accretion of discount.........................      80,806        27,382       54,439      63,824
Net changes in income taxes...................    (192,608)      (66,622)     (16,722)     39,670
Sale of reserves..............................    (165,949)      (77,879)          --          --
Litigation settlement.........................          --         5,150        4,481          --
Purchase of reserves..........................      18,518            --           --          --
                                                ----------     ---------    ---------   ---------
End of year...................................  $1,057,256     $ 608,858    $ 415,064   $ 395,574
                                                ==========     =========    =========   =========

     Year-end wellhead prices received by TransTexas from sales of natural gas including margins from natural gas liquids, were $3.17, $1.95, $1.37 and $1.62 per Mcf for 1997, 1996, 1995 and 1994, respectively. Year-end condensate prices were $23.99, $18.34, $16.27 and $17.62 per barrel for 1996, 1995 and 1994, respectively.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The Company's directors and executive officers are as follows

                NAME                                       OFFICE                        AGE
                ----                                       ------                        ---
James V. Langston....................  Director -- Independent                           72
John R. Blinn........................  Director -- Independent                           53
Thomas B. McDade.....................  Director -- Independent                           73
Kim E. Morris........................  Director -- Independent                           40
Donald B. Henderson..................  Director -- Independent                           46
John R. Stanley......................  Director, Chairman of the Board and Chief
                                       Executive Officer                                 58
Ed Donahue...........................  Vice President and Secretary                      46

     Set forth below is a description of the backgrounds of the directors and executive officers of the Company:

     James V. Langston has been a director of the Company since February 1995. Mr. Langston is the Chairman and Chief Executive Officer of Arctic Offshore Technology Company. From 1977 to 1984 he was President, Director, and Chief Operating Officer of Dual Drilling Company. Prior thereto, he was with Exxon, USA for 29 years and served as Manager of Exploration and Production Drilling. Mr. Langston was a director of TransAmerican from 1986 to 1995.

     John R. Blinn became a director of the Company in September 1995. Mr. Blinn is Of Counsel to the law firm of Leonard, Hurt, Terry & Blinn. Prior thereto, he was in private practice, and he served as U.S. Bankruptcy Judge for the Southern District of Texas from 1975 to 1982. Mr. Blinn served as a director of TransAmerican from until his resignation in 1995.

     Thomas B. McDade has been a director of the Company and TARC since July 1994. He is also a director of TransTexas. Mr. McDade is primarily engaged in managing his personal investments and in providing consulting services in Houston, Texas. Mr. McDade served as a director of TransAmerican from 1985 until his resignation in February 1995. Prior to 1989, he served as a consultant to Texas Commerce Bancshares, Inc. and prior to July 1985 he served as Vice Chairman and director of Texas Commerce Bancshares, Inc. and Vice Chairman and Advisory Director of Texas Commerce Bank. Mr. McDade is a former director and trustee of eleven registered investment companies from 1985 to 1995 for which John Hancock Funds serves as investment advisor in Boston, Massachusetts. Mr. McDade is a former director of Houston Industries, Inc. and Houston Lighting & Power Company. He is also a former member of the Board of Managers of the Harris County Hospital District and former Chairman of the State Securities Board of Texas.

     Kim E. Morris was elected to the Company's Board of Directors in December 1995 by the holders of the Company's Series A Preferred Stock. Ms. Morris is a portfolio manager at R.H. Capital Associates in Glen Rock, New Jersey. She joined that firm in August 1995 after holding similar positions at Cerberus Partners and Morgens Waterfall for the previous five years. Prior thereto, Ms. Morris was an analyst at Paine Webber, specializing in the energy, manufacturing and retail industries.

     Donald B. Henderson has been a director of the Company and of TARC since July 1994. Mr. Henderson is a partner in the law firm of Blackburn & Henderson and is a director of Colonial Casualty Insurance Co. From 1972 to 1978, Mr. Henderson was a member of the Texas House of Representatives. Mr. Henderson has been a member of the Texas Senate since 1982. Mr. Henderson served as a director of TransAmerican from 1985 until his resignation in February 1995.

     John R. Stanley has been a director and Chief Executive Officer of the Company since July 1994. Mr. Stanley has been a director and Chief Executive Officer of TARC since September 1987 and has been a director and Chief Executive Officer of TransTexas since May 1993. Mr. Stanley is the founder, Chairman of the Board, Chief Executive Officer, and sole stockholder of TNGC Holdings Corporation, which is the sole stockholder of TransAmerican. He has operated TransAmerican since 1958.

     Edwin B. Donahue has served as Vice President and Secretary of TEC since February 1997. Mr. Donahue also serves as Vice President, Chief Financial Officer and Secretary of TransTexas and TTC and as Vice President and Secretary of TransAmerican and TARC. Mr. Donahue has been employed in various positions with TransAmerican for over 20 years.

     Information about other directors and executive officers of the Company's subsidiaries is hereby incorporated from Part III, Item 10, of each of TransTexas' and TARC's annual reports on Form 10-K for their fiscal years ended January 31, 1997.

DIRECTOR COMPENSATION

     Each director, other than John R. Stanley, receives an annual director's fee of $75,000 plus $750 for each board meeting and committee meeting attended (exclusive of committee meetings held on the same day as board meetings).

ITEM 11. EXECUTIVE COMPENSATION

     Information in response to this item is hereby incorporated from Part III,
Item 11, of each of TransTexas' and TARC's annual reports on Form 10-K for their fiscal years ended January 31, 1997.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     TransAmerican owns 100% of the outstanding shares of the Company's common stock. TransAmerican's address is 1300 North Sam Houston Parkway East, Suite 300, Houston, Texas 77032.

     The following table sets forth certain information with respect to the beneficial ownership of the Company's Preferred Stock, $0.01 par value, as of January 31, 1997, by each person known to the Company to beneficially own more than 5% of the outstanding shares of Preferred Stock. Except as otherwise indicated, each stockholder identified in the table has sole voting and investment power with respect to his or its shares.

                                                                  SHARES OWNED
                                                              --------------------
                                                              NUMBER    PERCENTAGE
                                                              ------    ----------
Merrill Lynch Asset Management..............................   250         25%
800 Scudders Mill Rd.
Plainsboro, NJ 08336
Alliance Capital............................................   200         20%
135 W. 50th Street, 5th Floor
New York, NY 10019
Daniel Nir..................................................   150         15%
10 Gracie Square #4A
New York, NY 10020
McKay-Shields Financial.....................................   150         15%
9 West 57th Street
New York, NY 10019
Kim Morris..................................................   100         10%
55 Harriston Road
Glen Rock, NJ 07452
Smith 1995 InterVivos Trust.................................   100         10%
156 W. 56th Street, Suite 901
New York, NY 10019
Trust Company of The West...................................    50          5%
865 South Figueroa, 16th Floor
Los Angeles, CA 90017

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information in response to this item is hereby incorporated from Part III,
Item 13, of each of TransTexas' and TARC's annual reports on Form 10-K for their fiscal years ended January 31, 1997.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) Financial Statements, Schedules and Exhibits

                                                                       PAGE
                                                                       ----
    (1)  Report of Independent Accountants...........................   37
         Consolidated Balance Sheet..................................   38
         Consolidated Statement of Operations........................   39
         Consolidated Statement of Stockholder's Deficit.............   40
         Consolidated Statement of Cash Flows........................   41
         Notes to Consolidated Financial Statements..................   42
    (2)  Financial Statement Schedule
         Report of Independent Accountants...........................   91
         Schedule II -- Valuation and Qualifying Accounts............   92

        Schedules other than those listed above are omitted for the reason that they are not required or are not applicable or the required information is included in the financial statements or related notes.

     (3) Exhibits

        The following instruments are included as exhibits to this Annual Report on Form 10-K and are filed herewith unless otherwise indicated. Exhibits incorporated by reference are so indicated by parenthetical information.

          3.1            -- Certificate of Incorporation, as amended (previously
                            filed as Exhibit 3.2(i) to the Company's and TARC's
                            Registration Statement on Form S-1 (33-85930), and
                            incorporated herein by reference).
          3.2            -- By-laws of the Company (previously filed as Exhibit
                            3.2(ii) to the Company's and TARC's Registration
                            Statement on Form S-1 (33-85930), and incorporated herein
                            by reference).
          3.3            -- Certificate of Designation of Series A Preferred Stock
                            (previously filed as Exhibit 3.2(iii) to the Company's
                            and TARC's Registration Statement on Form S-1
                            (33-859302), and incorporated herein by reference).
         *3.4            -- Certificate of Amendment to Certificate of Incorporation.
          4.1            -- Indenture dated as of June 15, 1995, among TransTexas,
                            Transmission, and American Bank National Association, as
                            Trustee (the "Indenture Trustee"), with respect to the
                            TransTexas Notes including the forms of Note and Senior
                            Secured Guarantee as exhibits (previously filed as
                            Exhibit 2 to TransTexas' Current Report on Form 8-K filed
                            with the Securities and Exchange Commission in June 1995,
                            and incorporated herein by reference).
          4.2            -- Mortgage, Deed of Trust, Assignment of Production,
                            Security Agreement and Financing Statement, effective as
                            of June 23, 1995, from TransTexas to James A. Taylor, as
                            trustee for the benefit of the Indenture Trustee
                            (previously filed as Exhibit 3 to TransTexas' Current
                            Report on Form 8-K filed with the Securities and Exchange
                            Commission in June 1995, and incorporated herein by
                            reference).
          4.3            -- Pipeline Mortgage, Deed of Trust, Assignment, Security
                            Agreement and Financing Statement, dated as of June 20,
                            1995, from TTC to James A. Taylor, as trustee for the
                            benefit of the Indenture Trustee (previously filed as
                            Exhibit 5 to TransTexas' Current Report on Form 8-K filed
                            with the Securities and Exchange Commission in June 1995,
                            and incorporated herein by reference).

          4.4            -- Security Agreement, Pledge and Financing Statement, dated as of June 20, 1995, by TransTexas in favor of the
                            Indenture Trustee (previously filed as Exhibit 6 to
                            TransTexas' Current Report on Form 8-K filed with the
                            Securities and Exchange Commission in June 1995, and
                            incorporated herein by reference).
          4.5            -- Security Agreement, Pledge and Financing Statement, dated as of June 20, 1995, by TTC in favor of the Indenture
                            Trustee (previously filed as Exhibit 7 to TransTexas'
                            Current Report on Form 8-K filed with the Securities and
                            Exchange Commission in June 1995, and incorporated herein
                            by reference).
          4.6            -- Cash Collateral and Disbursement Agreement, dated as of
                            June 20, 1995, among TransTexas, the Indenture Trustee
                            and the Disbursement Agent (previously filed as Exhibit 9
                            to TransTexas' Current Report on Form 8-K filed with the
                            Securities and Exchange Commission in June 1995, and
                            incorporated herein by reference).
          4.7            -- Indenture dated as of February 15, 1995, between TARC,
                            First Fidelity Bank, National Association, as Trustee and
                            the Company, with respect to the Guaranteed First
                            Mortgage Discount Notes and the Guaranteed First Mortgage
                            Notes (together, the "TARC Notes"), including the forms
                            of TARC Notes as exhibits (previously filed as Exhibit 3
                            to the Company's and TARC's Current Report on Form 8-K
                            dated March 14, 1995, and incorporated herein by
                            reference).
          4.8            -- Warrant Agreement dated as of February 23, 1995, among
                            the Company, TARC and First Fidelity Bank, National
                            Association, as Warrant Trustee, with respect to the
                            Common Stock Purchase Warrants including the form of
                            Warrant as an exhibit (previously filed as Exhibit 4 to
                            the Company's and TARC's Current Report on Form 8-K dated
                            March 14, 1995, and incorporated herein by reference).
          4.9            -- Pledge Agreement dated as of February 23, 1995, from TARC to First Fidelity Bank, National Association, as Trustee
                            (previously filed as Exhibit 5 to the Company's and
                            TARC's Current Report on Form 8-K dated March 14, 1995,
                            and incorporated herein by reference).
          4.10           -- Security Agreement dated as of February 23, 1995, from
                            TARC to First Fidelity Bank, National Association, as
                            Trustee (previously filed as Exhibit 6 to the Company's
                            and TARC's Current Report on Form 8-K dated March 14,
                            1995, and incorporated herein by reference).
          4.11           -- Cash Collateral and Disbursement Agreement dated as of
                            February 23, 1995, among TARC, First Fidelity Bank,
                            National Association, as Trustee, First Fidelity Bank,
                            N.A., as Disbursement Agent, and Baker & O'Brien, Inc.,
                            as Construction Supervisor (previously filed as Exhibit 7
                            to the Company's and TARC's Current Report on Form 8-K
                            dated March 14, 1995, and incorporated herein by
                            reference).
          4.12           -- Mortgage, Assignment of Leases and Rents, Security
                            Agreement and Financing Statement from TARC in favor of
                            First Fidelity Bank, National Association, as Trustee
                            (previously filed as Exhibit 8 to the Company's and
                            TARC's Current Report on Form 8-K dated March 14, 1995,
                            and incorporated herein by reference).
          4.13           -- Registration Rights Agreement dated as of February 23,
                            1995, between TransTexas, the Company, and TARC
                            (previously filed as Exhibit 10 to the Company's and
                            TARC's Current Report on Form 8-K dated March 14, 1995,
                            and incorporated herein by reference).
          4.14           -- Pledge and Security Agreement dated as of September 19,
                            1996, between TransAmerican Exploration Corporation and
                            Fleet National Bank (previously filed as exhibit 4.1 to
                            TransTexas' Form 10-Q for the quarter ended October 31,
                            1996, and incorporated herein by reference).

          4.15           -- Registration Rights Agreement dated as of September 19,
                            1996, by and among TransTexas Gas Corporation,
                            TransAmerican Natural Gas Corporation, TransAmerican
                            Exploration Corporation and Fleet National Bank
                            (previously filed as exhibit 4.2 to TransTexas' Form 10-Q
                            for the quarter ended October 31, 1996, and incorporated
                            herein by reference).
          4.16           -- Note Purchase Agreement dated December 13, 1996 between
                            TransTexas and the Purchasers named therein of 13 1/4%
                            Series A Senior Subordinated Notes due 2002 (previously
                            filed as exhibit 4.12 to TransTexas' Post-Effective
                            Amendment No. 5 to Form S-3 (33-91494), and incorporated
                            herein by reference).
          4.17           -- Indenture dated December 13, 1996 between TransTexas and
                            Bank One, Columbus, N.A., as Trustee (previously filed as
                            exhibit 4.13 to TransTexas' Post-Effective Amendment No.
                            5 to Form S-3 (33-91494), and incorporated herein by
                            reference).
          4.18           -- Registration Rights Agreement dated December 13, 1996
                            between TransTexas and the Purchasers named therein
                            (previously filed as exhibit 4.14 to TransTexas' Post-
                            Effective Amendment No. 5 to Form S-3 (33-91494), and
                            incorporated herein by reference).
          4.19           -- First Supplemental Indenture dated as of February 24,
                            1997 among TARC, TEC and First Union National Bank, f/k/a
                            First Fidelity Bank, N.A. (filed as an exhibit to TARC's
                            Annual Report on Form 10-K for the year ended January 31,
                            1997, and incorporated herein by reference).
          4.20           -- Indenture dated as of March 14, 1997, between TARC and
                            First Union National Bank, as Trustee, with respect to
                            the $36 million Senior Secured Notes due 1998, including
                            the form of Note as an exhibit (filed as an exhibit to
                            TARC's Annual Report on Form 10-K for the year ended
                            January 31, 1997, and incorporated herein by reference).
          4.21           -- Pledge Agreement dated as of March 14, 1997, from TARC to
                            First Union National Bank, as Trustee (filed as an
                            exhibit to TARC's Annual Report on Form 10-K for the year
                            ended January 31, 1997, and incorporated herein by
                            reference).
          4.22           -- Security Agreement dated as of March 14, 1997, from TARC to First Union National Bank, as Trustee (filed as an
                            exhibit to TARC's Annual Report on Form 10-K for the year
                            ended January 31, 1997, and incorporated herein by
                            reference).
          4.23           -- Cash Collateral and Disbursement Agreement dated as of
                            March 14, 1997, between TARC and First Union National
                            Bank, as Trustee and Disbursement Agent (filed as an
                            exhibit to TARC's Annual Report on Form 10-K for the year
                            ended January 31, 1997, and incorporated herein by
                            reference).
          4.24           -- First Amendment to Cash Collateral and Disbursement
                            Agreement dated as of April 3, 1997, between TARC and
                            First Union National Bank, as Trustee and Disbursement
                            Agent (filed as an exhibit to TARC's Annual Report on
                            Form 10-K for the year ended January 31, 1997, and
                            incorporated herein by reference).
          4.25           -- Pledge Agreement dated as of February 23, 1995, among
                            TransAmerican Natural Gas Corporation, TransTexas Gas
                            Corporation and Halliburton Company (previously filed as
                            an exhibit to TransTexas' Registration Statement on Form
                            S-3 (33-91494), and incorporated herein by reference).
          4.26           -- Pledge Agreement dated as of February 23, 1995, among
                            TransAmerican Natural Gas Corporation, TransTexas' Gas
                            Corporation and RECO Industries, Inc. (previously filed
                            as an exhibit to TransTexas' Registration Statement on
                            Form S-3 (33-91494), and incorporated herein by
                            reference).

          4.27           -- Pledge Agreement dated as of February 23, 1995, among
                            TransAmerican Natural Gas Corporation, TransTexas Gas
                            Corporation and Frito-Lay, Inc. (previously filed as an
                            exhibit to TransTexas' Registration Statement on Form S-3
                            (33-91494), and incorporated herein by reference).
          4.28           -- Pledge Agreement dated as of February 23, 1995 among
                            TransAmerican Natural Gas Corporation, TransTexas Gas
                            Corporation and EM Sector Holdings, Inc. (previously
                            filed as an exhibit to TransTexas' Registration Statement
                            on Form S-3 (33-91494), and incorporated herein by
                            reference).
          4.29           -- Stock Pledge Agreement dated January 27, 1995, between
                            TransAmerican Natural Gas Corporation and ITT Commercial
                            Corp. (previously filed as an exhibit to TransTexas'
                            Registration Statement on Form S-3 (33-91494), and
                            incorporated herein by reference).
          4.30           -- Registration Rights Agreement dated January 27, 1995,
                            among TransAmerican Natural Gas Corporation, TransTexas
                            Gas Corporation and ITT Commercial Finance Corp.
                            (previously filed as an exhibit to TransTexas'
                            Registration Statement on Form S-3 (33-91494), and
                            incorporated herein by reference).
         10.1            -- Services Agreement dated August 24, 1993, by and between
                            TransTexas and TransAmerican (previously filed as Exhibit
                            3 to TransTexas' Current Report on Form 8-K filed with
                            the SEC on October 4, 1993, and incorporated herein by
                            reference).
         10.2            -- Tax Allocation Agreement dated August 24, 1993, by and
                            among TransAmerican, TransTexas, and the other direct and
                            indirect subsidiaries of TransAmerican, as amended
                            (previously filed as Exhibit 10.4 to TransTexas'
                            Registration Statement on Form S-1 (33-75050), and
                            incorporated herein by reference).
         10.3            -- Interruptible Gas Sales Terms and Conditions, between
                            TransTexas and TARC, as amended (previously filed as
                            Exhibit 10.4 to TARC's Registration Statement on Form S-1
                            (33-82200), and incorporated herein by reference).
         10.4            -- Bank Group Agreement dated August 24, 1993, by and among
                            TransAmerican, TransTexas, and the Bank Group previously
                            filed as Exhibit 4 to TransTexas' Current Report on Form
                            8-K filed with the SEC on October 4, 1993, and
                            incorporated herein by reference).
         10.5            -- Gas Purchase Agreement dated June 8, 1987, by and between
                            TransAmerican and The Coastal Corporation, as amended by
                            the Amendment to Gas Purchase Agreement dated February
                            13, 1990, by and between TransAmerican and Texcol Gas
                            Services, Inc., as successor to The Coastal Corporation
                            (previously filed as Exhibit 10.6 to TransTexas'
                            Registration Statement on Form S-1 (33-62740), and
                            incorporated herein by reference).
         10.6            -- Gas Purchase Agreement dated October 29, 1987, by and
                            between TransAmerican and The Coastal Corporation as
                            amended by the Amendment to Gas Purchase Agreement dated
                            February 13, 1990, by and between TransAmerican and
                            Texcol Gas Services, Inc., successor to The Coastal
                            Corporation (previously filed as Exhibit 10.7 to
                            TransTexas' Registration Statement on Form S-1
                            (33-62740), and incorporated herein by reference).
         10.7            -- Gas Transportation Agreement dated the Effective Date (as therein defined), by and between TransAmerican and The
                            Coastal Corporation, as amended by the Amendment to Gas
                            Transportation Agreement dated February 13, 1990, by and
                            between TransAmerican and Texcol Gas Services, Inc.,
                            successor to The Coastal Corporation (previously filed as
                            Exhibit 10.8 to TransTexas' Registration Statement on
                            Form S-1 (33-62740), and incorporated herein by
                            reference).

         10.8            -- Firm Natural Gas Sales Agreement dated September 30,
                            1993, by and between TransTexas and Associated Natural
                            Gas, Inc. (previously filed as Exhibit 10.1 to
                            TransTexas' Quarterly Report on Form 10-Q for the three
                            months ended October 31, 1993, and incorporated herein by
                            reference).
         10.9            -- Form of Indemnification Agreement by and between
                            TransTexas and each of its directors (previously filed as
                            Exhibit 6 to TransTexas' Current Report on Form 8-K filed
                            with the Securities and Exchange Commission on October 4,
                            1993, and incorporated herein by reference).
         10.10           -- Gas Purchase Agreement dated November 1, 1985, between
                            TransAmerican and Washington Gas and Light Company,
                            Frederick Gas Company, Inc., and Shenandoah Gas Company
                            (previously filed as Exhibit 10.13 to TransTexas'
                            Registration Statement on Form S-1 (33-75050), and
                            incorporated herein by reference).
         10.11           -- Natural Gas Sales Agreement between TransTexas and
                            Associated Natural Gas, Inc. dated September 30, 1993
                            (previously filed as Exhibit 10.1 to TransTexas'
                            Quarterly Report on Form 10-Q for the three months ended
                            October 31, 1993, and incorporated herein by reference).
         10.12           -- Amendment Extending Gas Purchase Agreement between
                            TransTexas and Washington Gas Light Company, Inc., and
                            Shenandoah Gas Company, as amended, dated November 1,
                            1993 (previously filed as Exhibit 10.1 to TransTexas'
                            Quarterly Report on Form 10-Q for the three months ended
                            January 31, 1994, and incorporated herein by reference).
         10.13           -- Agreement for Purchase of Production Payment between
                            TransTexas and Southern States Exploration, Inc. dated
                            April 1, 1994 (previously filed as Exhibit 10.1 to the
                            TransTexas' Quarterly Report on Form 10-Q for the three
                            months ended April 30, 1994, and incorporated herein by
                            reference).
         10.14           -- Assignment of Proceeds Production Payment between dated
                            April 1, 1994, TransTexas and Southern States
                            Exploration, Inc. (previously filed as Exhibit 10.2 to
                            the TransTexas' Quarterly Report on Form 10-Q for the
                            three months ended April 30, 1994, and incorporated
                            herein by reference).
         10.15           -- Transfer Agreement dated August 24, 1993, by and among
                            TransAmerican, TransTexas, Transmission, and John R.
                            Stanley (previously filed as Exhibit 1 to the Company's
                            Current Report on Form 8-K filed with the SEC on October
                            4, 1993, and incorporated herein by reference).
         10.16           -- Employment Agreement between TransTexas and Richard
                            Bianchi dated August 12, 1996 (previously filed as
                            exhibit 10.1 to TransTexas' Form 10-Q for the quarter
                            ended October 31, 1996, and incorporated herein by
                            reference).
         10.17           -- Amended and Restated Accounts Receivable Management and
                            Security Agreement dated as of October 31, 1995, between
                            TransTexas and BNY Financial Corporation (previously
                            filed as Exhibit 10.1 to TransTexas' Quarterly Report on
                            Form 10-Q for the quarter ended October 31, 1995, and
                            incorporated herein by reference).
         10.18           -- Processing Agreement dated March 20, 1996 by and between
                            TARC and J. Aron & Company (previously filed as Exhibit
                            10.19 to TARC's Transition Report on Form 10-K for the
                            transition period ended January 31, 1996, and
                            incorporated herein by reference).
         10.19           -- Stock Transfer Agreement dated as of February 23, 1995, between TARC, the Company and TransAmerican (previously
                            filed as Exhibit 2 to TARC's and the Company's Current
                            Report on Form 8-K dated March 14, 1995, and incorporated
                            herein by reference).

         10.20           -- Employment Agreement dated June 12, 1995 by and between
                            TARC and R. Glenn McGinnis (previously filed as Exhibit
                            10.20 to TARC's Transition Report on Form 10-K for the
                            transition period ended January 31, 1996, and
                            incorporated herein by reference).
         10.21           -- Indemnification Agreement by and between TARC and each of its directors (previously filed as Exhibit 10.3 to the
                            Company's and TEC's Registration Statement on Form S-1
                            (33-82200), and incorporated herein by reference).
         10.22           -- Intercompany Note dated as of August 12, 1994, executed by TARC for the benefit of TransAmerican (previously
                            filed as Exhibit 10.5 to the Company's and TEC's
                            Registration Statement on Form S-1 (33-82200), and
                            incorporated herein by reference).
         10.23           -- Second Amendment to Gas Transportation Agreement,
                            effective from and after August 1, 1994 between
                            TransTexas and Coastal Gas Marketing Company (previously
                            filed as Exhibit 10.1 to TransTexas' Quarterly Report on
                            Form 10-Q for the quarter ended October 31, 1994, and
                            incorporated herein by reference).
         10.24           -- Employment Agreement between TransTexas and Arnold
                            Brackenridge dated August 12, 1996 (previously filed as
                            Exhibit 10.2 to TransTexas' Form 10-Q for the quarter
                            ended October 31, 1996, and incorporated herein by
                            reference).
         10.25           -- Note Purchase Agreement, dated as of May 10, 1996, among
                            TransTexas Gas Corporation, TCW Shared Opportunity Fund
                            II, L.P. and Jefferies & Company, Inc. (previously filed
                            as an exhibit to TransTexas' Form 10-Q for the quarter
                            ended April 30, 1996, and incorporated herein by
                            reference).
         10.26           -- Master Swap Agreement, dated June 6, 1996, between
                            TransTexas Gas Corporation and AIG Trading Corporation
                            (previously filed as an exhibit to the TransTexas' Form
                            10-Q for the quarter ended April 30, 1996, and
                            incorporated herein by reference).
         10.27           -- Purchase Agreement, dated January 30, 1996, between
                            TransTexas Gas Corporation and Sunflower Energy Finance
                            Company (previously filed as exhibit to TransTexas' Form
                            10-Q for the quarter ended April 30, 1996, and
                            incorporated herein by reference).
         10.28           -- Production Payment Conveyance, executed on January 30,
                            1996, from TransTexas Gas Corporation to Sunflower Energy
                            Finance Company (previously filed as exhibit to
                            TransTexas' Form 10-Q for the quarter ended April 30,
                            1996, and incorporated herein by reference).
         10.29           -- First Supplement to Purchase Agreement, dated as of
                            February 12, 1996, among TransTexas Gas Corporation,
                            Sunflower Energy Finance Company and TCW Portfolio No.
                            1555 DR V Sub-Custody Partnership, L.P. (previously filed
                            as an exhibit to TransTexas' Form 10-Q for the quarter
                            ended April 30, 1996, and incorporated herein by
                            reference).
         10.30           -- First Supplement to Production Payment Conveyance,
                            executed February 12, 1996, among TransTexas Gas
                            Corporation, Sunflower Energy Finance Company and TCW
                            Portfolio No. 1555 DR V Sub-Custody Partnership, L.P.
                            (previously filed as an exhibit to TransTexas' Form 10-Q
                            for the quarter ended April 30, 1996, and incorporated
                            herein by reference).
         10.31           -- Purchase Agreement, dated May 14, 1996, among TransTexas
                            Gas Corporation, TCW Portfolio No. 1555 DR V Sub-Custody
                            Partnership, L.P. and Sunflower Energy Finance Company
                            (previously filed as an exhibit to TransTexas' Form 10-Q
                            for the quarter ended April 30, 1996, and incorporated
                            herein by reference).

         10.32           -- Production Payment Conveyance, executed May 14, 1996,
                            from TransTexas Gas Corporation to TCW Portfolio No. 1555
                            Dr V Sub-Custody Partnership, L.P. and Sunflower Energy
                            Finance Company (previously filed as an exhibit to
                            TransTexas' Form 10-Q for the quarter ended April 30,
                            1996, and incorporated herein by reference).
         10.33           -- Processing Agreement dated April 22, 1996 between TARC
                            and Glencore Ltd. (previously filed as an exhibit to
                            TARC's Form 10-Q for the quarter ended April 30, 1996,
                            and incorporated herein by reference)
         21.1            -- List of the subsidiaries of the Company, their state of incorporation and the name under which such subsidiary
                            does business (previously filed as Exhibit 21.1 to the
                            Company's and TARC's Registration Statement on Form S-1
                            (33-82200), and incorporated herein by reference).
        *23.1            -- Consent of Netherland, Sewell & Associates, Inc.
        *27.1            -- Financial Data Schedule.
        *99.1            -- Part III of the Annual Report on Form 10-K of TransTexas
                            Gas Corporation for the fiscal year ended January 31,
                            1997.
        *99.2            -- Part III of the Annual Report on Form 10-K of
                            TransAmerican Refining Corporation for the fiscal year
                            ended January 31, 1997.

---------------

* filed herewith

(b) Reports on Form 8-K

     The Company did not file any current reports on Form 8-K during the fourth quarter of the fiscal year ended January 31, 1997.

                                   SIGNATURES

     Pursuant to the requirements Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 2, 1997.

                                            TRANSAMERICAN ENERGY CORPORATION

                                            By:      /s/ JOHN R. STANLEY
                                              ----------------------------------
                                                       John R. Stanley,
                                                   Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on May 2, 1997.

                        NAME                                               TITLE
                        ----                                               -----

                 /s/ JOHN R. STANLEY                   Director, Chairman of the Board and Chief
-----------------------------------------------------  Executive Officer
                   John R. Stanley                     (Principal Executive Officer)

                /s/ THOMAS B. MCDADE                   Director
-----------------------------------------------------
                  Thomas B. McDade

                /s/ JAMES V. LANGSTON                  Director
-----------------------------------------------------
                  James V. Langston

                  /s/ JOHN R. BLINN                    Director
-----------------------------------------------------
                    John R. Blinn

               /s/ DONALD B. HENDERSON                 Director
-----------------------------------------------------
                 Donald B. Henderson

                  /s/ KIM E. MORRIS                    Director
-----------------------------------------------------
                    Kim E. Morris

                /s/ EDWIN B. DONAHUE                   Vice President and Secretary
-----------------------------------------------------  (Principal Financial and Accounting Officer)
                  Edwin B. Donahue

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Stockholders and Board of Directors
TransAmerican Energy Corporation:

     Our report on the consolidated financial statements of TransAmerican Energy Corporation and TAEC, predecessor to TransAmerican Energy Corporation, is included on page 37 of this Annual Report on Form 10-K. In connection with our audits of such financial statements, we have also audited the related financial statement schedule listed in the index on page 83 of this Annual Report on Form 10-K.

     In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

                                        COOPERS & LYBRAND L.L.P.

Houston, Texas
May 1, 1997

                                                                     SCHEDULE II

               TRANSAMERICAN ENERGY CORPORATION (AND PREDECESSOR)

                       VALUATION AND QUALIFYING ACCOUNTS
                           (IN THOUSANDS OF DOLLARS)

                                                 BALANCE AT                                       BALANCE AT
                                                 BEGINNING    ADDITIONS                  OTHER       END
                  DESCRIPTION                    OF PERIOD    AT COSTS    RETIREMENTS   CHANGES   OF PERIOD
                  -----------                    ----------   ---------   -----------   -------   ----------

Year Ended January 31, 1997
  Valuation allowance long-term receivables....    $1,230       $516        $1,746       $ --       $   --
                                                   ======       ====        ======       ====       ======
Transition Period ended January 31, 1996:
  Valuation allowance - long-term
     receivables...............................    $  952       $278        $   --       $ --       $1,230
                                                   ======       ====        ======       ====       ======
Year ended July 31, 1995:
  Valuation allowance - long-term
     receivables...............................    $  531       $421        $   --       $ --       $  952
                                                   ======       ====        ======       ====       ======
Year Ended July 31, 1994:
  Valuation allowance - long-term
     receivables...............................    $   --       $531        $   --       $ --       $  531
                                                   ======       ====        ======       ====       ======
Year ended July 31, 1993:
  Valuation allowance - long-term receivable...    $   --       $ --        $   --       $ --       $   --
                                                   ======       ====        ======       ====       ======

                               INDEX TO EXHIBITS

          3.1            -- Certificate of Incorporation, as amended (previously
                            filed as Exhibit 3.2(i) to the Company's and TARC's
                            Registration Statement on Form S-1 (33-85930), and
                            incorporated herein by reference).
          3.2            -- By-laws of the Company (previously filed as Exhibit
                            3.2(ii) to the Company's and TARC's Registration
                            Statement on Form S-1 (33-85930), and incorporated herein
                            by reference).
          3.3            -- Certificate of Designation of Series A Preferred Stock
                            (previously filed as Exhibit 3.2(iii) to the Company's
                            and TARC's Registration Statement on Form S-1
                            (33-859302), and incorporated herein by reference).
         *3.4            -- Certificate of Amendment to Certificate of Incorporation.
          4.1            -- Indenture dated as of June 15, 1995, among TransTexas,
                            Transmission, and American Bank National Association, as
                            Trustee (the "Indenture Trustee"), with respect to the
                            TransTexas Notes including the forms of Note and Senior
                            Secured Guarantee as exhibits (previously filed as
                            Exhibit 2 to TransTexas' Current Report on Form 8-K filed
                            with the Securities and Exchange Commission in June 1995,
                            and incorporated herein by reference).
          4.2            -- Mortgage, Deed of Trust, Assignment of Production,
                            Security Agreement and Financing Statement, effective as
                            of June 23, 1995, from TransTexas to James A. Taylor, as
                            trustee for the benefit of the Indenture Trustee
                            (previously filed as Exhibit 3 to TransTexas' Current
                            Report on Form 8-K filed with the Securities and Exchange
                            Commission in June 1995, and incorporated herein by
                            reference).
          4.3            -- Pipeline Mortgage, Deed of Trust, Assignment, Security
                            Agreement and Financing Statement, dated as of June 20,
                            1995, from TTC to James A. Taylor, as trustee for the
                            benefit of the Indenture Trustee (previously filed as
                            Exhibit 5 to TransTexas' Current Report on Form 8-K filed
                            with the Securities and Exchange Commission in June 1995,
                            and incorporated herein by reference).
          4.4            -- Security Agreement, Pledge and Financing Statement, dated as of June 20, 1995, by TransTexas in favor of the
                            Indenture Trustee (previously filed as Exhibit 6 to
                            TransTexas' Current Report on Form 8-K filed with the
                            Securities and Exchange Commission in June 1995, and
                            incorporated herein by reference).
          4.5            -- Security Agreement, Pledge and Financing Statement, dated as of June 20, 1995, by TTC in favor of the Indenture
                            Trustee (previously filed as Exhibit 7 to TransTexas'
                            Current Report on Form 8-K filed with the Securities and
                            Exchange Commission in June 1995, and incorporated herein
                            by reference).
          4.6            -- Cash Collateral and Disbursement Agreement, dated as of
                            June 20, 1995, among TransTexas, the Indenture Trustee
                            and the Disbursement Agent (previously filed as Exhibit 9
                            to TransTexas' Current Report on Form 8-K filed with the
                            Securities and Exchange Commission in June 1995, and
                            incorporated herein by reference).
          4.7            -- Indenture dated as of February 15, 1995, between TARC,
                            First Fidelity Bank, National Association, as Trustee and
                            the Company, with respect to the Guaranteed First
                            Mortgage Discount Notes and the Guaranteed First Mortgage
                            Notes (together, the "TARC Notes"), including the forms
                            of TARC Notes as exhibits (previously filed as Exhibit 3
                            to the Company's and TARC's Current Report on Form 8-K
                            dated March 14, 1995, and incorporated herein by
                            reference).

          4.8            -- Warrant Agreement dated as of February 23, 1995, among
                            the Company, TARC and First Fidelity Bank, National
                            Association, as Warrant Trustee, with respect to the
                            Common Stock Purchase Warrants including the form of
                            Warrant as an exhibit (previously filed as Exhibit 4 to
                            the Company's and TARC's Current Report on Form 8-K dated
                            March 14, 1995, and incorporated herein by reference).
          4.9            -- Pledge Agreement dated as of February 23, 1995, from TARC to First Fidelity Bank, National Association, as Trustee
                            (previously filed as Exhibit 5 to the Company's and
                            TARC's Current Report on Form 8-K dated March 14, 1995,
                            and incorporated herein by reference).
          4.10           -- Security Agreement dated as of February 23, 1995, from
                            TARC to First Fidelity Bank, National Association, as
                            Trustee (previously filed as Exhibit 6 to the Company's
                            and TARC's Current Report on Form 8-K dated March 14,
                            1995, and incorporated herein by reference).
          4.11           -- Cash Collateral and Disbursement Agreement dated as of
                            February 23, 1995, among TARC, First Fidelity Bank,
                            National Association, as Trustee, First Fidelity Bank,
                            N.A., as Disbursement Agent, and Baker & O'Brien, Inc.,
                            as Construction Supervisor (previously filed as Exhibit 7
                            to the Company's and TARC's Current Report on Form 8-K
                            dated March 14, 1995, and incorporated herein by
                            reference).
          4.12           -- Mortgage, Assignment of Leases and Rents, Security
                            Agreement and Financing Statement from TARC in favor of
                            First Fidelity Bank, National Association, as Trustee
                            (previously filed as Exhibit 8 to the Company's and
                            TARC's Current Report on Form 8-K dated March 14, 1995,
                            and incorporated herein by reference).
          4.13           -- Registration Rights Agreement dated as of February 23,
                            1995, between TransTexas, the Company, and TARC
                            (previously filed as Exhibit 10 to the Company's and
                            TARC's Current Report on Form 8-K dated March 14, 1995,
                            and incorporated herein by reference).
          4.14           -- Pledge and Security Agreement dated as of September 19,
                            1996, between TransAmerican Exploration Corporation and
                            Fleet National Bank (previously filed as exhibit 4.1 to
                            TransTexas' Form 10-Q for the quarter ended October 31,
                            1996, and incorporated herein by reference).
          4.15           -- Registration Rights Agreement dated as of September 19,
                            1996, by and among TransTexas Gas Corporation,
                            TransAmerican Natural Gas Corporation, TransAmerican
                            Exploration Corporation and Fleet National Bank
                            (previously filed as exhibit 4.2 to TransTexas' Form 10-Q
                            for the quarter ended October 31, 1996, and incorporated
                            herein by reference).
          4.16           -- Note Purchase Agreement dated December 23, 1996 between
                            TransTexas and the Purchasers named therein of 13 1/4%
                            Series A Senior Subordinated Notes due 2002 (previously
                            filed as exhibit 4.12 to TransTexas' Post-Effective
                            Amendment No. 5 to Form S-3 (33-91494), and incorporated
                            herein by reference).
          4.17           -- Indenture dated December 13, 1996 between TransTexas and
                            Bank One, Columbus, N.A., as Trustee (previously filed as
                            exhibit 4.13 to TransTexas' Post-Effective Amendment No.
                            5 to Form S-3 (33-91494), and incorporated herein by
                            reference).
          4.18           -- Registration Rights Agreement dated December 13, 1996
                            between TransTexas and the Purchasers named therein
                            (previously filed as exhibit 4.14 to TransTexas' Post-
                            Effective Amendment No. 5 to Form S-3 (33-91494), and
                            incorporated herein by reference).

          4.19           -- First Supplemental Indenture dated as of February 24,
                            1997 among TARC, TEC and First Union National Bank, f/k/a
                            First Fidelity Bank, N.A. (previously filed as an exhibit
                            to TARC's Annual Report on Form 10-K for the year ended
                            January 31, 1997, and incorporated herein by reference).
          4.20           -- Indenture dated as of March 14, 1997, between TARC and
                            First Union National Bank, as Trustee, with respect to
                            the $36 million Senior Secured Notes due 1998, including
                            the form of Note as an exhibit (previously filed as an
                            exhibit to TARC's Annual Report on Form 10-K for the
                            fiscal year ended January 31, 1997, and incorporated
                            herein by reference).
          4.21           -- Pledge Agreement dated as of March 14, 1997, from TARC to
                            First Union National Bank, as Trustee (previously filed
                            as an exhibit to TARC's Annual Report on Form 10-K for
                            the fiscal year ended January 31, 1997, and incorporated
                            herein by reference).
          4.22           -- Security Agreement dated as of March 14, 1997, from TARC to First Union National Bank, as Trustee (previously
                            filed as an exhibit to TARC's Annual Report on Form 10-K
                            for the fiscal year ended January 31, 1997, and
                            incorporated herein by reference).
          4.23           -- Cash Collateral and Disbursement Agreement dated as of
                            March 14, 1997, between TARC and First Union National
                            Bank, as Trustee and Disbursement Agent (previously filed
                            as an exhibit to TARC's Annual Report on Form 10-K for
                            the fiscal year ended January 31, 1997, and incorporated
                            herein by reference).
          4.24           -- First Amendment to Cash Collateral and Disbursement
                            Agreement dated as of April 3, 1997, between TARC and
                            First Union National Bank, as Trustee and Disbursement
                            Agent (previously filed as an exhibit to TARC's Annual
                            Report on Form 10-K for the fiscal year ended January 31,
                            1997, and incorporated herein by reference).
          4.25           -- Pledge Agreement dated as of February 23, 1995, among
                            TransAmerican Natural Gas Corporation, TransTexas Gas
                            Corporation and Halliburton Company (previously filed as
                            an exhibit to TransTexas' Registration Statement on Form
                            S-3 (33-91494), and incorporated herein by reference).
          4.26           -- Pledge Agreement dated as of February 23, 1995, among
                            TransAmerican Natural Gas Corporation, TransTexas Gas
                            Corporation and RECO Industries, Inc. (previously filed
                            as an exhibit to TransTexas' Registration Statement on
                            Form S-3 (33-91494), and incorporated herein by
                            reference).
          4.27           -- Pledge Agreement dated as of February 23, 1995, among
                            TransAmerican Natural Gas Corporation, TransTexas Gas
                            Corporation and Frito-Lay, Inc. (previously filed as an
                            exhibit to TransTexas' Registration Statement on Form S-3
                            (33-91494), and incorporated herein by reference).
          4.28           -- Pledge Agreement dated as of February 23, 1995 among
                            TransAmerican Natural Gas Corporation, TransTexas Gas
                            Corporation and EM Sector Holdings, Inc. (previously
                            filed as an exhibit to TransTexas' Registration Statement
                            on Form S-3 (33-91494), and incorporated herein by
                            reference).
          4.29           -- Stock Pledge Agreement dated January 27, 1995, between
                            TransAmerican Natural Gas Corporation and ITT Commercial
                            Corp. (previously filed as an exhibit to TransTexas'
                            Registration Statement on Form S-3 (33-91494), and
                            incorporated herein by reference).
          4.30           -- Registration Rights Agreement dated January 27, 1995,
                            among TransAmerican Natural Gas Corporation, TransTexas
                            Gas Corporation and ITT Commercial Finance Corp.
                            (previously filed as an exhibit to TransTexas'
                            Registration Statement on Form S-3 (33-91494), and
                            incorporated herein by reference).

         10.1            -- Services Agreement dated August 24, 1993, by and between
                            TransTexas and TransAmerican (previously filed as Exhibit
                            3 to TransTexas' Current Report on Form 8-K filed with
                            the SEC on October 4, 1993, and incorporated herein by
                            reference).
         10.2            -- Tax Allocation Agreement dated August 24, 1993, by and
                            among TransAmerican, TransTexas, and the other direct and
                            indirect subsidiaries of TransAmerican, as amended
                            (previously filed as Exhibit 10.4 to TransTexas'
                            Registration Statement on Form S-1 (33-75050), and
                            incorporated herein by reference).
         10.3            -- Interruptible Gas Sales Terms and Conditions, between
                            TransTexas and TARC, as amended (previously filed as
                            Exhibit 10.4 to TARC's Registration Statement on Form S-1
                            (33-82200), and incorporated herein by reference).
         10.4            -- Bank Group Agreement dated August 24, 1993, by and among
                            TransAmerican, TransTexas, and the Bank Group previously
                            filed as Exhibit 4 to TransTexas' Current Report on Form
                            8-K filed with the SEC on October 4, 1993, and
                            incorporated herein by reference).
         10.5            -- Gas Purchase Agreement dated June 8, 1987, by and between
                            TransAmerican and The Coastal Corporation, as amended by
                            the Amendment to Gas Purchase Agreement dated February
                            13, 1990, by and between TransAmerican and Texcol Gas
                            Services, Inc., as successor to The Coastal Corporation
                            (previously filed as Exhibit 10.6 to TransTexas'
                            Registration Statement on Form S-1 (33-62740), and
                            incorporated herein by reference).
         10.6            -- Gas Purchase Agreement dated October 29, 1987, by and
                            between TransAmerican and The Coastal Corporation as
                            amended by the Amendment to Gas Purchase Agreement dated
                            February 13, 1990, by and between TransAmerican and
                            Texcol Gas Services, Inc., successor to The Coastal
                            Corporation (previously filed as Exhibit 10.7 to
                            TransTexas' Registration Statement on Form S-1
                            (33-62740), and incorporated herein by reference).
         10.7            -- Gas Transportation Agreement dated the Effective Date (as therein defined), by and between TransAmerican and The
                            Coastal Corporation, as amended by the Amendment to Gas
                            Transportation Agreement dated February 13, 1990, by and
                            between TransAmerican and Texcol Gas Services, Inc.,
                            successor to The Coastal Corporation (previously filed as
                            Exhibit 10.8 to TransTexas' Registration Statement on
                            Form S-1 (33-62740), and incorporated herein by
                            reference).
         10.8            -- Firm Natural Gas Sales Agreement dated September 30,
                            1993, by and between TransTexas and Associated Natural
                            Gas, Inc. (previously filed as Exhibit 10.1 to
                            TransTexas' Quarterly Report on Form 10-Q for the three
                            months ended October 31, 1993, and incorporated herein by
                            reference).
         10.9            -- Form of Indemnification Agreement by and between
                            TransTexas and each of its directors (previously filed as
                            Exhibit 6 to TransTexas' Current Report on Form 8-K filed
                            with the Securities and Exchange Commission on October 4,
                            1993, and incorporated herein by reference).
         10.10           -- Gas Purchase Agreement dated November 1, 1985, between
                            TransAmerican and Washington Gas and Light Company,
                            Frederick Gas Company, Inc., and Shenandoah Gas Company
                            (previously filed as Exhibit 10.13 to TransTexas'
                            Registration Statement on Form S-1 (33-75050), and
                            incorporated herein by reference).
         10.11           -- Natural Gas Sales Agreement between TransTexas and
                            Associated Natural Gas, Inc. dated September 30, 1993
                            (previously filed as Exhibit 10.1 to TransTexas'
                            Quarterly Report on Form 10-Q for the three months ended
                            October 31, 1993, and incorporated herein by reference).

         10.12           -- Amendment Extending Gas Purchase Agreement between
                            TransTexas and Washington Gas Light Company, Inc., and
                            Shenandoah Gas Company, as amended, dated November 1,
                            1993 (previously filed as Exhibit 10.1 to TransTexas'
                            Quarterly Report on Form 10-Q for the three months ended
                            January 31, 1994, and incorporated herein by reference).
         10.13           -- Agreement for Purchase of Production Payment between
                            TransTexas and Southern States Exploration, Inc. dated
                            April 1, 1994 (previously filed as Exhibit 10.1 to the
                            TransTexas' Quarterly Report on Form 10-Q for the three
                            months ended April 30, 1994, and incorporated herein by
                            reference).
         10.14           -- Assignment of Proceeds Production Payment between dated
                            April 1, 1994, TransTexas and Southern States
                            Exploration, Inc. (previously filed as Exhibit 10.2 to
                            the TransTexas' Quarterly Report on Form 10-Q for the
                            three months ended April 30, 1994, and incorporated
                            herein by reference).
         10.15           -- Transfer Agreement dated August 24, 1993, by and among
                            TransAmerican, TransTexas, Transmission, and John R.
                            Stanley (previously filed as Exhibit 1 to the Company's
                            Current Report on Form 8-K filed with the SEC on October
                            4, 1993, and incorporated herein by reference).
         10.16           -- Employment Agreement between TransTexas and Richard
                            Bianchi dated August 12, 1996 (previously filed as
                            exhibit 10.1 to TransTexas' Form 10-Q for the quarter
                            ended October 31, 1996, and incorporated herein by
                            reference).
         10.17           -- Amended and Restated Accounts Receivable Management and
                            Security Agreement dated as of October 31, 1995, between
                            TransTexas and BNY Financial Corporation (previously
                            filed as Exhibit 10.1 to TransTexas' Quarterly Report on
                            Form 10-Q for the quarter ended October 31, 1995, and
                            incorporated herein by reference).
         10.18           -- Processing Agreement dated March 20, 1996 by and between
                            TARC and J. Aron & Company (previously filed as Exhibit
                            10.19 to TARC's Transition Report on Form 10-K for the
                            transition period ended January 31, 1996, and
                            incorporated herein by reference).
         10.19           -- Stock Transfer Agreement dated as of February 23, 1995, between TARC, the Company and TransAmerican (previously
                            filed as Exhibit 2 to TARC's and the Company's Current
                            Report on Form 8-K dated March 14, 1995, and incorporated
                            herein by reference).
         10.20           -- Employment Agreement dated November 12, 1995 by and
                            between TARC and Jeffery H. Siegel (previously filed as
                            Exhibit 10.21 to TARC's Transition Report on Form 10-K
                            for the transition period ended January 31, 1996, and
                            incorporated herein by reference).
         10.21           -- Indemnification Agreement by and between TARC and each of its directors (previously filed as Exhibit 10.3 to the
                            Company's and TEC's Registration Statement on Form S-1
                            (33-82200), and incorporated herein by reference).
         10.22           -- Intercompany Note dated as of August 12, 1994, executed by TARC for the benefit of TransAmerican (previously
                            filed as Exhibit 10.5 to the Company's and TEC's
                            Registration Statement on Form S-1 (33-82200), and
                            incorporated herein by reference).
         10.23           -- Second Amendment to Gas Transportation Agreement,
                            effective from and after August 1, 1994 between
                            TransTexas and Coastal Gas Marketing Company (previously
                            filed as Exhibit 10.1 to TransTexas' Quarterly Report on
                            Form 10-Q for the quarter ended October 31, 1994, and
                            incorporated herein by reference).

         10.24           -- Employment Agreement between TransTexas and Arnold
                            Brackenridge dated August 12, 1996 (previously filed as
                            Exhibit 10.2 to TransTexas' Form 10-Q for the quarter
                            ended October 31, 1996, and incorporated herein by
                            reference).
         10.25           -- Note Purchase Agreement, dated as of May 10, 1996, among
                            TransTexas Gas Corporation, TCW Shared Opportunity Fund
                            II, L.P. and Jefferies & Company, Inc. (previously filed
                            as an exhibit to TransTexas' Form 10-Q for the quarter
                            ended April 30, 1996, and incorporated herein by
                            reference).
         10.26           -- Master Swap Agreement, dated June 6, 1996, between
                            TransTexas Gas Corporation and AIG Trading Corporation
                            (previously filed as an exhibit to TransTexas' Form 10-Q
                            for the quarter ended April 30, 1996, and incorporated
                            herein by reference).
         10.27           -- Purchase Agreement, dated January 30, 1996, between
                            TransTexas Gas Corporation and Sunflower Energy Finance
                            Company (previously filed as exhibit to TransTexas' Form
                            10-Q for the quarter ended April 30, 1996, and
                            incorporated herein by reference).
         10.28           -- Production Payment Conveyance, executed on January 30,
                            1996, from TransTexas Gas Corporation to Sunflower Energy
                            Finance Company (previously filed as exhibit to
                            TransTexas' Form 10-Q for the quarter ended April 30,
                            1996, and incorporated herein by reference).
         10.29           -- First Supplement to Purchase Agreement, dated as of
                            February 12, 1996, among TransTexas Gas Corporation,
                            Sunflower Energy Finance Company and TCW Portfolio No.
                            1555 DR V Sub-Custody Partnership, L.P. (previously filed
                            as an exhibit to TransTexas' Form 10-Q for the quarter
                            ended April 30, 1996, and incorporated herein by
                            reference).
         10.30           -- First Supplement to Production Payment Conveyance,
                            executed February 12, 1996, among TransTexas Gas
                            Corporation, Sunflower Energy Finance Company and TCW
                            Portfolio No. 1555 DR V Sub-Custody Partnership, L.P.
                            (previously filed as an exhibit to TransTexas' Form 10-Q
                            for the quarter ended April 30, 1996, and incorporated
                            herein by reference).
         10.31           -- Purchase Agreement, dated May 14, 1996, among TransTexas
                            Gas Corporation, TCW Portfolio No. 1555 DR V Sub-Custody
                            Partnership, L.P. and Sunflower Energy Finance Company
                            (previously filed as an exhibit to TransTexas' Form 10-Q
                            for the quarter ended April 30, 1996, and incorporated
                            herein by reference).
         10.32           -- Production Payment Conveyance, executed May 14, 1996,
                            from TransTexas Gas Corporation to TCW Portfolio No. 1555
                            Dr V Sub-Custody Partnership, L.P. and Sunflower Energy
                            Finance Company (previously filed as an exhibit to
                            TransTexas' Form 10-Q for the quarter ended April 30,
                            1996, and incorporated herein by reference).
         10.33           -- Processing Agreement dated April 22, 1996 between TARC
                            and Glencore Ltd. (previously filed as an exhibit to
                            TARC's Form 10-Q for the quarter ended April 30, 1996,
                            and incorporated herein by reference)
         21.1            -- List of the subsidiaries of the Company, their state of incorporation and the name under which such subsidiary
                            does business (previously filed as Exhibit 21.1 to the
                            Company's and TARC's Registration Statement on Form S-1
                            (33-82200), and incorporated herein by reference).
        *23.1            -- Consent of Netherland, Sewell & Associates, Inc.
        *27.1            -- Financial Data Schedule.

        *99.1            -- Part III of the Annual Report on Form 10-K of TransTexas
                            Gas Corporation for the year ended January 31, 1997.
        *99.2            -- Part III of the Annual Report on Form 10-K of
                            TransAmerican Refining Corporation for the year ended
                            January 31, 1997.

---------------

* filed herewith