Form 10-K405/A
period 1997-01-31
TRANSAMERICAN ENERGY CORP
filed 1997-05-07
CIK 927763

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10-K/A


[X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


                   FOR THE FISCAL YEAR ENDED JANUARY 31, 1997


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

================================================================================

                               TABLE OF CONTENTS


                                     PART I
  Item 1.    Business....................................................    1
  Item 2.    Properties..................................................   14
  Item 3.    Legal Proceedings...........................................   17
  Item 4.    Submission of Matters to a Vote of Security Holders.........   17
                                     PART II
  Item 5.    Market for Registrant's Common Equity and Related
             Stockholder Matters.........................................   18
  Item 6.    Selected Financial Data.....................................   18
  Item 7.    Management's Discussion and Analysis of Financial Condition
             and Results of Operations...................................   20
  Item 7A.   Quantitative and Qualitative Disclosures About Market
             Risk........................................................   35
  Item 8.    Financial Statements and Supplementary Data.................   36
  Item 9.    Changes in and Disagreements With Accountants on Accounting
             and Financial Disclosure....................................   80
                                    PART III
  Item 10.   Directors and Executive Officers of the Registrant..........   81
  Item 11.   Executive Compensation......................................   82
  Item 12.   Security Ownership of Certain Beneficial Owners and
             Management..................................................   83
  Item 13.   Certain Relationships and Related Transactions..............   83
                                     PART IV
  Item 14.   Exhibits, Financial Statement Schedules and Reports on Form
             8-K.........................................................   84
             Signatures..................................................   91

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

     Bob West North. In late 1994, TransTexas made a natural gas discovery in the Bob West North area of southern Zapata County, Texas. Since the discovery, TransTexas has drilled 46 wells and completed 44 wells in the area. TransTexas' mineral interests in Bob West North consist of a 98% working interest in 15,800 gross (14,400 net) acres and a 90% net profits interest in 660 gross acres. By the end of fiscal 1997, TransTexas' net daily natural gas production from the Bob West North area surpassed that of the Lobo Trend. On January 31, 1997, TransTexas was drilling two wells in Bob West North, was in the process of completing two wells and had daily gross natural gas production of 261 MMcfd (186 MMcfd net). For the twelve months ended January 31, 1997, TransTexas produced 45.7 Bcf (32.6 Bcf net) from the Bob West North area. Recent drilling results indicate the potential for a new productive fault block of the structure that previously had not been drilled.


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


     TransTexas holds an 89% working interest in approximately 38,600 gross acres (35,600 net acres) in the Cuba Libre area of Webb County, Texas. As of January 31, 1997, TransTexas had daily gross natural gas production of 5.9 MMcfd (3.6 MMcfd net) from a total of 19 wells drilled in Cuba Libre, of which 9 had been completed by TransTexas.


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

                     SELECTED FINANCIAL AND OPERATING DATA
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AND PER UNIT AMOUNTS)


                                           YEAR ENDED         SIX MONTHS ENDED
                                          JANUARY 31,            JANUARY 31,                  YEAR ENDED JULY 31,
                                      --------------------   -------------------   ------------------------------------------
                                        1997       1996        1996       1995       1995        1994       1993       1992
                                      --------   ---------   --------   --------   ---------   --------   --------   --------
STATEMENT OF OPERATIONS DATA:
  Gas, condensate and NGL
    revenues........................  $360,740   $ 254,275   $123,253   $142,070   $ 273,092   $300,210   $294,753   $227,208
  Refining revenues.................    10,857     176,229    107,237     71,035     140,027    174,143         --         --
  Transportation revenues...........    34,423      33,518     15,892     19,161      36,787     33,240     30,816     30,749
  Other revenues....................     8,153         835        601        603         837      3,192      5,425      3,402
                                      --------   ---------   --------   --------   ---------   --------   --------   --------
                                       414,173     464,857    246,983    232,869     450,743    510,785    330,994    261,359
  Operating costs and expenses......   154,313     291,825    162,830    133,336     262,331    285,766    113,220     87,109
  Depreciation, depletion, &
    amortization....................   139,678     126,821     64,053     73,051     135,819    116,447     95,016     96,523
  General and administrative
    expenses........................    57,500      45,768     21,213     21,037      45,592     44,807     34,954     34,912
  Net interest expense..............    95,922      89,615     44,151     29,086      74,214     50,131      2,457      1,724
  Income taxes and other............   (99,717)    (23,106)   (18,487)      (247)     (4,866)     7,231     11,103      3,587
  Extraordinary loss, net of
    taxes...........................        --      56,637         --         --      56,637         --         --
                                      --------   ---------   --------   --------   ---------   --------   --------   --------
  Net income (loss)(1)..............  $ 66,477   $(122,703)  $(26,777)  $(23,394)  $(118,984)  $  6,403   $ 74,244   $ 37,504
                                      ========   =========   ========   ========   =========   ========   ========   ========
  Net income (loss) per share:(2)
    Income (loss) before
      extraordinary item............  $  7,384   $  (7,341)  $ (2,975)             $ (13,901)
    Extraordinary item..............        --      (6,293)        --                (12,628)
                                      --------   ---------   --------              ---------
    Net income (loss)...............  $  7,384   $ (13,634)  $ (2,975)             $ (26,529)
                                      ========   =========   ========              =========
OPERATING DATA OF TRANSTEXAS:
  Sales volumes:
    Gas (average daily) (Mmcfd).....     419.6       376.8      363.4      417.7       405.2      358.8      326.8      350.8
    Gas (Bcf).......................     153.6       137.9       66.9       76.9       147.9      130.9      119.3      128.4
    NGLs (Mmgal)....................     174.2       169.2       65.3      121.3       225.3      164.0      183.8      165.9
    Condensate and oil (Mbbls)......     604.0       543.0      259.0      354.0       638.0      650.0      617.0      498.0
  Total production (Bcfe)...........     157.2       141.1       68.4       79.0       151.7      134.8      123.0      131.4
  Average prices:
    Gas (dry) (per Mcf).............  $   2.14   $    1.51   $   1.65   $   1.41   $    1.40   $   1.96   $   1.98   $   1.36
    NGLs (per gallon)...............      0.36        0.27       0.30       0.27        0.26       0.27       0.30       0.29
    Condensate and oil (per Bbl)....     21.54       17.76      17.39      16.50       17.22      15.13      18.65      19.52
    Average lifting costs (per
      Mcfe).........................      0.29        0.23       0.23       0.21        0.21       0.24       0.22       0.19
  Proved reserves (net) (end of
    period):
    Gas (Bcf).......................     919.7     1,139.1    1,139.1      943.4     1,122.6      717.4      695.0      686.2
  Condensate and oil (Mbbls)........     5,738       2,903      2,903      2,637       3,049      1,935      1,968      2,171
  Number of gross wells drilled.....       151         102         65         60          97        140        103         71
  Percentage of wells drilled
    completed.......................        68%         75%        74%        78%         77%        83%        85%        82%


                                                        JANUARY 31,                                JULY 31,
                                             ----------------------------------   -------------------------------------------
                                                1997         1996        1995        1995        1994       1993       1992
                                             ----------   ----------   --------   ----------   --------   --------   --------
BALANCE SHEET DATA:
  Working capital (deficit)(3).............  $ (333,226)  $   25,859   $(92,258)  $  112,998   $(25,702)  $(58,443)  $(36,244)
  Total assets.............................   1,613,735    1,456,422    823,726    1,325,656    758,664    431,141    377,421
  Total long-term debt.....................   1,308,254    1,140,779    510,000    1,094,963    500,000      8,270      3,246
  Stockholder's equity (deficit)...........     (47,009)     (35,933)    (8,133)      (9,156)    15,262    230,418    198,957

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


                                                                JANUARY 31, 1997         JANUARY 31, 1996
                                                              ---------------------    --------------------
                                                               TARC      TRANSTEXAS     TARC     TRANSTEXAS
                                                              -------    ----------    ------    ----------
Balance Sheet Data
  Working capital (deficit).................................  $(407.0)    $   71.6     $(17.7)    $  43.6
  Total assets..............................................    564.2      1,053.2     518.3        938.8
  Total long-term debt......................................    412.3        941.9     368.1        824.2
  Stockholders' equity (deficit)............................     81.4       (150.8)     72.0       (154.4)



                                              YEAR ENDED JANUARY 31,                    SIX MONTHS ENDED JANUARY 31,
                                    ------------------------------------------   ------------------------------------------
                                           1997                   1996                   1996                  1995
                                    -------------------   --------------------   --------------------   -------------------
                                     TARC    TRANSTEXAS    TARC     TRANSTEXAS    TARC     TRANSTEXAS    TARC    TRANSTEXAS
                                    ------   ----------   -------   ----------   -------   ----------   ------   ----------
Operations Data
  Revenues........................  $10.9     $ 406.3     $ 176.2    $ 290.9     $ 107.2    $ 140.7     $71.6     $ 162.5
  Operating costs and expenses....   46.8       137.0       200.5       94.0       118.6       45.6      83.7        50.9
  Depreciation, depletion and
    amortization..................    7.2       132.4         6.3      120.6         3.2       60.9       2.7        70.3
  General and administrative......   11.9        45.6        12.6       33.0         7.4       13.7       8.4        12.6
  Litigation settlement...........     --        96.0          --       18.3          --       18.3        --          --
                                    ------    -------     -------    -------     -------    -------     ------    -------
  Operating income (loss).........  (55.0)      187.3       (43.2)      61.6       (22.0)      38.8     (23.2)       28.7
  Net interest expense............    4.7        91.5        18.5       77.1         3.7       40.4        --        29.1
                                    ------    -------     -------    -------     -------    -------     ------    -------
  Net income (loss)...............    9.4        95.8       (55.8)     (69.1)      (26.1)      (0.8)    (23.2)       (0.2)
Cash Flow Data
  Operating.......................  (28.7)      221.1       (42.0)      72.2        (3.0)      52.2     (11.5)       74.3
  Investing.......................  (44.0)     (272.9)     (174.6)    (340.8)     (119.6)    (136.7)    (52.3)     (105.3)
  Financing.......................   70.5        64.1       219.3      279.0       119.2       13.1      63.8        18.2



                                                                           YEAR ENDED JULY 31,
                                                              ---------------------------------------------
                                                                      1995                     1994
                                                              ---------------------    --------------------
                                                               TARC      TRANSTEXAS     TARC     TRANSTEXAS
                                                              -------    ----------    ------    ----------
Operations Data
  Revenues..................................................  $ 140.6     $ 312.7      $177.2     $ 335.9
  Operating costs and expenses..............................    165.6        99.3      184.6        103.5
  Depreciation, depletion and amortization..................      5.9       130.0        2.6        113.9
  General and administrative................................     13.6        31.9        4.5         40.3
  Operating income (loss)...................................    (44.4)       51.5      (14.5)        79.3
  Net interest expense......................................      8.4        65.8         --         50.2
  Net income (loss).........................................    (64.3)      (68.5)     (17.4)        23.8
Cash Flow Data
  Operating.................................................    (50.4)       94.3      (11.1)       136.2
  Investing.................................................   (107.4)     (309.4)     (57.2)      (237.8)
  Financing.................................................    163.8       284.2       68.3        484.6

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


                                                               SIX MONTHS
                                               YEAR ENDED         ENDED         YEAR ENDED
                                              JANUARY 31,      JANUARY 31,       JULY 31,
                                             --------------   -------------   --------------
                                              1997    1996    1996    1995    1995     1994
                                             ------   -----   -----   -----   -----   ------
Operating costs and expenses:
  Lease....................................  $ 27.5   $18.7   $ 9.4   $10.3   $19.6   $ 19.8
  Pipeline.................................    37.2    24.4    13.0     9.8    21.2     25.5
  Natural gas liquids......................    49.3    35.5    15.6    24.5    44.4     44.8
  Well service.............................      .4      .2      .1      --      .1       .1
                                             ------   -----   -----   -----   -----   ------
                                              114.4    78.8    38.1    44.6    85.3     90.2
Taxes other than income taxes(1)...........    22.6    15.2     7.5     6.3    14.0     13.2
                                             ------   -----   -----   -----   -----   ------
          Total............................  $137.0   $94.0   $45.6   $50.9   $99.3   $103.4
                                             ======   =====   =====   =====   =====   ======


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
                                                     ====   ====   ====   ====   ====   ====

  Year Ended January 31, 1997, Compared with the Year Ended January 31, 1996


     Gas, condensate and NGL revenues for the year ended January 31, 1997, increased by $106.5 million from the year ended January 31, 1996, primarily due to higher prices for, and increased volumes of, natural gas, condensate, oil and NGLs, primarily in the fourth quarter. The average monthly prices received for natural gas, excluding amounts delivered to third parties under volumetric production payments, ranged from $1.71 to $3.74 per Mcf during the year ended January 31, 1997, compared to prices ranging from $1.29 to $1.95 per Mcf in the year ended January 31, 1996. The increase in natural gas sales volumes resulted primarily from increased production from TransTexas' Bob West North development area, offset in part by the normal decline in natural gas production from TransTexas' Lobo Trend wells and the sale of approximately 207 Bcfe of TransTexas' reserves in the Lobo Trend. NGLs sales volumes increased as a result of increases in the volumes of natural gas processed. Transportation revenues increased by $0.9 million for the year ended January 31, 1997, primarily due to increased volumes of natural gas transported.


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


     Cash used in investing activities decreased by $67.9 million due to the sale of approximately 207 Bcfe of TransTexas's reserves, offset in part by advances to an affiliate and increased capital spending. Capital expenditures for fiscal 1997 included $47.7 million for purchases of oil and gas properties from TransAmerican.

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


     Cash flow from operating activities for the six months ended January 31, 1996 decreased by approximately $21.2 million from the prior-year period due primarily to decreased production, offset in part by net proceeds of $32.9 million from the sale of a volumetric production payment.


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


     TransTexas currently has a $40 million credit facility with BNY Financial Corporation (the "BNY Facility") pursuant to which it may borrow funds based on the amount of its accounts receivable. At January 31, 1997, the outstanding balance under the BNY Facility was $26.3 million. Based on anticipated accounts receivable levels, TransTexas estimates average amounts available under the facility will not exceed $26 million. Amounts available under and other terms of the facility may change if the Lobo Sale is consummated.


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

  Contingent Liabilities


     TransTexas has significant contingent liabilities, including liabilities with respect to litigation matters and other obligations assumed in the Transfer. These matters, individually and in the aggregate, amount to significant potential liability which, if adjudicated in a manner adverse to TransTexas in one reporting period, could have a material adverse effect on TransTexas' cash flow or operations for that period. Although the outcome of these lawsuits cannot be predicted with certainty, TransTexas does not expect these matters to have a material adverse effect on its financial position. TransTexas has delivered letters of credit and placed into escrow cash, which letters of credit and cash total approximately $21 million, to be applied to certain potential litigation claims.


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


     TARC owns a large petroleum refinery in the Gulf Coast region along the Mississippi River, approximately 20 miles from New Orleans, Louisiana. In February 1995, TARC commenced the Capital Improvement Program. Between February 1995 and March 1997, TARC spent $238 million on the Capital Improvement Program, procured a majority of the equipment required and completed substantially all of the process design engineering and a substantial portion of the remaining engineering necessary to complete this project. As of January 31, 1997, the TARC Notes are collateralized by, among other things, an aggregate of 50.45 million shares of TransTexas' common stock (the "Common Stock").


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


     General and administrative expenses for the six months ended January 31, 1996, decreased $1.0 million to $7.4 million from $8.4 million for the same period in 1995, primarily as a result of a $2.5 million reduction in litigation accruals, partially offset by an increase in payroll of $1.1 million arising from operations support requirements.


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

LIQUIDITY AND CAPITAL RESOURCES


     In connection with the issuance of the TARC Notes in February 1995, proceeds of $173 million were deposited into a cash collateral account, designated for use in the Capital Improvement Program. TARC sold 4.55 million shares of TransTexas common stock in March 1996, and deposited approximately $26.6 million in proceeds into the cash collateral account in accordance with the requirements of the TARC Notes Indenture. As of January 31, 1997, TARC had expended all amounts deposited in the cash collateral account. As of January 31, 1997, TARC had commitments for refinery construction and maintenance of approximately $53.0 million.


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


     There are numerous uncertainties inherent in estimating quantities of proved reserves, including many factors beyond the control of TransTexas. The reserve data included herein represent only estimates prepared by Netherland, Sewell & Associates, Inc. ("Netherland Sewell"). Gas reserve assessment is a subjective process of estimating the recovery from underground accumulations of gas that cannot be measured in an exact way, and estimates by other persons might differ materially from those of Netherland Sewell. Certain events, including production, acquisitions and future drilling and development could result in increases or decreases in estimated quantities of proved reserves. In addition, estimates of TransTexas' future net revenues from proved reserves and the present value thereof are based on certain assumptions regarding future natural gas prices, production levels, production and ad valorem taxes and operating and development costs that may not prove to be correct over time.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


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

                                        COOPERS & LYBRAND L.L.P.

Houston, Texas
May 1, 1997

               TRANSAMERICAN ENERGY CORPORATION (AND PREDECESSOR)

                           CONSOLIDATED BALANCE SHEET
                (IN THOUSANDS OF DOLLARS, EXCEPT SHARE AMOUNTS)

                                     ASSETS


                                                              JANUARY 31,   JANUARY 31,
                                                                 1997          1996
                                                              -----------   -----------
Current assets:
  Cash and cash equivalents.................................  $   24,179    $   14,114
  Interest reserve account -- TransTexas....................      46,000        46,000
  Long-term debt proceeds held in collateral
     account -- TARC........................................          --        14,840
  Accounts receivable.......................................      78,660        36,372
  Receivable from affiliates................................          --         3,000
  Inventories...............................................      12,481        48,652
  Other current assets......................................      25,638        56,300
                                                              ----------    ----------
          Total current assets..............................     186,958       219,278
                                                              ----------    ----------
Property and equipment......................................   2,836,696     2,438,926
Less accumulated depreciation, depletion and amortization...   1,451,417     1,302,972
                                                              ----------    ----------
     Net property and equipment -- based on the full cost
      method of accounting for gas and oil properties of
      which $158,973 and $136,360 at January 31, 1997 and
      1996, respectively, were excluded from amortization...   1,385,279     1,135,954
                                                              ----------    ----------
Long-term debt proceeds held in collateral account --TARC...          --         9,565
Due from affiliates.........................................          --        26,846
Other assets, net...........................................      41,498        64,779
                                                              ----------    ----------
                                                              $1,613,735    $1,456,422
                                                              ==========    ==========
                         LIABILITIES AND STOCKHOLDER'S DEFICIT
Current liabilities:
  Current maturities of long-term debt......................  $    5,787    $    1,335
  Accounts payable..........................................      48,202        63,302
  Payable to affiliate......................................       1,604         2,260
  Product financing arrangements............................          --        37,206
  Accrued liabilities.......................................      98,861        89,316
  Long-term debt............................................     365,730            --
                                                              ----------    ----------
          Total current liabilities.........................     520,184       193,419
                                                              ----------    ----------
Due to affiliates...........................................      26,295        18,992
Notes payable to affiliate..................................      46,589            --
Production payment..........................................      11,931        31,036
Long-term debt, less current maturities.....................     910,469     1,119,079
Revolving credit agreement..................................      26,268        20,365
Deferred revenue............................................      54,554        32,850
Deferred income taxes.......................................      31,367        40,256
Other liabilities...........................................      32,991        36,358
Redeemable preferred stock, $0.01 par value, 10,000 shares
  authorized; Series A -- 1,000 shares issued and
  outstanding...............................................          96            96
Commitments and contingencies (Note 15).....................          --            --
Stockholder's deficit:
  Common stock, $0.01 par value, 100,000 shares authorized;
     9,000 shares issued and outstanding....................          --            --
  Additional paid-in capital................................     158,535       175,019
  Accumulated deficit.......................................    (148,508)     (211,048)
                                                              ----------    ----------
                                                                  10,027       (36,029)
  Advances to affiliates....................................     (57,036)           --
                                                              ----------    ----------
          Total stockholder's deficit.......................     (47,009)      (36,029)
                                                              ----------    ----------
                                                              $1,613,735    $1,456,422
                                                              ==========    ==========


   The accompanying notes are an integral part of the consolidated financial statements.

               TRANSAMERICAN ENERGY CORPORATION (AND PREDECESSOR)

                      CONSOLIDATED STATEMENT OF OPERATIONS
                (IN THOUSANDS OF DOLLARS, EXCEPT SHARE AMOUNTS)


                                        YEAR ENDED            SIX MONTHS ENDED           YEAR ENDED
                                       JANUARY 31,              JANUARY 31,               JULY 31,
                                  ----------------------   ----------------------   --------------------
                                    1997        1996         1996        1995         1995        1994
                                  --------   -----------   --------   -----------   ---------   --------
                                             (UNAUDITED)              (UNAUDITED)
Revenues:
  Gas, condensate and natural
     gas liquids................  $360,740   $   254,275   $123,253   $   142,070   $ 273,092   $300,210
  Transportation................    34,423        33,518     15,892        19,161      36,787     33,240
  Product sales.................    10,857       176,229    107,237        71,035     140,027    174,143
  Gain on the sale of assets....     7,856           474        474            --          --         --
  Tank rentals..................        --             1         --           551         552      3,035
  Other.........................       297           360        127            52         285        247
                                  --------   -----------   --------   -----------   ---------   --------
          Total revenues........   414,173       464,857    246,983       232,869     450,743    510,785
                                  --------   -----------   --------   -----------   ---------   --------
Costs and expenses:
  Operating.....................   154,313       273,860    154,697       124,960     244,123    268,862
  Depreciation, depletion and
     amortization...............   139,678       126,821     64,053        73,051     135,819    116,447
  General and administrative....    57,500        45,768     21,213        21,037      45,592     44,807
  Taxes other than income
     taxes......................    26,772        17,965      8,133         8,376      18,208     16,904
  Litigation settlements........   (96,000)      (18,300)   (18,300)           --          --     (1,000)
                                  --------   -----------   --------   -----------   ---------   --------
          Total costs and
            expenses............   282,263       446,114    229,796       227,424     443,742    446,020
                                  --------   -----------   --------   -----------   ---------   --------
  Operating income..............   131,910        18,743     17,187         5,445       7,001     64,765
                                  --------   -----------   --------   -----------   ---------   --------
Other income (expense):
  Interest income...............     5,748        11,079      5,197           916       6,798      1,553
  Interest expense..............  (170,510)     (100,694)   (49,684)      (30,002)    (81,012)   (51,684)
  Interest capitalized..........    68,840            --         --            --
  Other, net....................    42,980         2,106       (229)          116       2,451     (2,851)
                                  --------   -----------   --------   -----------   ---------   --------
          Total other income
            (expense)...........   (52,942)      (87,509)   (44,380)      (28,970)    (71,763)   (52,982)
                                  --------   -----------   --------   -----------   ---------   --------
  Income (loss) before income
     taxes......................    78,968       (68,766)   (27,193)      (23,525)    (64,762)    11,783
Income tax expense (benefit)....    12,491        (2,700)      (416)         (131)     (2,415)    (5,380)
                                  --------   -----------   --------   -----------   ---------   --------
  Income (loss) before
     extraordinary item.........    66,477       (66,066)   (26,777)      (23,394)    (62,347)     6,403
Extraordinary item -- loss on
  early extinguishment of debt-
  TransTexas, net of tax (Note
  3)............................        --       (56,637)        --            --     (56,637)        --
                                  --------   -----------   --------   -----------   ---------   --------
          Net income (loss)
            before preferred
            stock dividend......  $ 66,477   $  (122,703)  $(26,777)  $   (23,394)  $(118,984)  $  6,403
                                  ========   ===========   ========   ===========   =========   ========
Series A preferred stock
  dividend......................  $     19   $        --   $     --   $        --   $      --   $     --
                                  ========   ===========   ========   ===========   =========   ========
Net income (loss) available for
  common stockholder............  $ 66,458   $  (122,703)  $(26,777)                $(118,984)
                                  ========   ===========   ========                 =========
Net income (loss) per common
  share:
  Income (loss) before
     extraordinary item.........  $  7,384   $    (7,341)  $ (2,975)                $ (13,901)
  Extraordinary item............        --        (6,293)        --                   (12,628)
                                  --------   -----------   --------                 ---------
                                  $  7,384   $    13,634   $ (2,975)                $ (26,529)
                                  ========   ===========   ========                 =========
Weighted average number of
  shares outstanding............     9,000         9,000      9,000                     4,485
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

               TRANSAMERICAN ENERGY CORPORATION (AND PREDECESSOR)


                CONSOLIDATED STATEMENT OF STOCKHOLDER'S DEFICIT
                (IN THOUSANDS OF DOLLARS, EXCEPT SHARE AMOUNTS)


                                                                        RETAINED
                                                     ADDITIONAL         EARNINGS                          TOTAL
                                                   PAID-IN CAPITAL    (ACCUMULATED     ADVANCES       STOCKHOLDER'S
                                SHARES   AMOUNT   (CAPITAL DEFICIT)     DEFICIT)     TO AFFILIATES   EQUITY (DEFICIT)
                                ------   ------   -----------------   ------------   -------------   ----------------
Balance at July 31, 1994......  1,000     $ --        $      1         $      --       $     --         $       1
  Stock Transfer, as adjusted
     (Note 1).................     --       --         175,018           (65,287)            --           109,731
  Issuance of common stock....  8,000       --              --                --             --                --
  Net loss....................     --       --              --          (118,984)            --          (118,984)
                                -----     ----        --------         ---------       --------         ---------
  Balance at July 31, 1995....  9,000       --         175,019          (184,271)            --            (9,252)
  Net loss....................     --       --              --           (26,777)            --           (26,777)
                                -----     ----        --------         ---------       --------         ---------
Balance at January 31, 1996...  9,000       --         175,019          (211,048)            --           (36,029)
  Transfer of litigation
     escrow to affiliate......     --       --         (22,484)               --             --           (22,484)
  Contribution of Signal
     Capital Holdings
     Corporation stock by
     affiliate................     --       --           6,000                --             --             6,000
  Advances to affiliates......     --       --              --                --        (57,036)          (57,036)
  Preferred stock dividends...     --       --              --               (19)            --               (19)
  Elimination of intercompany
     gain on property
     purchased from
     affiliate................     --       --              --            (3,918)            --            (3,918)
  Net income..................     --       --              --            66,477             --            66,477
                                -----     ----        --------         ---------       --------         ---------
Balance at January 31, 1997...  9,000     $ --        $158,535         $(148,508)      $(57,036)        $ (47,009)
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

               TRANSAMERICAN ENERGY CORPORATION (AND PREDECESSOR)

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                           (IN THOUSANDS OF DOLLARS)


                                                                               SIX MONTHS ENDED
                                                  YEAR ENDED JANUARY 31,          JANUARY 31,          YEAR ENDED JULY 31,
                                                  -----------------------   -----------------------   ---------------------
                                                    1997         1996         1996         1995         1995        1994
                                                  ---------   -----------   ---------   -----------   ---------   ---------
                                                              (UNAUDITED)               (UNAUDITED)
Operating activities:
  Net income (loss).............................  $  66,477    $(122,367)   $ (26,777)   $ (23,394)   $(118,984)  $   6,403
  Adjustments to reconcile net income (loss) to
    net cash provided by operating activities:
    Extraordinary item..........................         --       56,637           --           --       56,637          --
    Litigation, net.............................         --       (9,300)     (16,300)       4,500       11,500      13,000
    Depreciation, depletion and amortization....    139,678      126,821       64,053       73,051      135,819     116,447
    Amortization of discount on long-term
      debt......................................      8,470       11,062        3,389           --        7,673          --
    Amortization of debt issue costs............      1,653        4,348        1,533        1,524        4,339       2,818
    Amortization of deferred revenue............    (36,917)          --           --           --           --          --
    Gain on sale of TransTexas stock............    (42,607)          --           --           --           --          --
    Gain on asset dispositions..................     (1,343)        (474)        (474)          --           --          --
    Deferred income taxes.......................     (8,889)       6,263         (416)      (1,483)       5,196      (5,961)
    Inventory writedown.........................         --        5,671        4,406           --        1,265          79
    Proceeds from volumetric production
      payment...................................     58,621       32,850       32,850           --           --          --
    Changes in assets and liabilities:
      Accounts receivable.......................    (42,288)      (4,264)      (9,189)      14,760       19,685     (45,616)
      Inventories...............................     (1,035)      (7,299)       4,057        4,816       (6,540)     (3,600)
      Other current assets......................      2,671       (8,468)       1,564       (2,414)     (12,446)        351
      Accounts payable..........................     13,914      (18,405)       1,995        2,901      (17,499)      9,690
      Accrued liabilities.......................     32,561      (22,306)      (6,975)     (11,853)     (27,184)     26,473
      Transactions with affiliates, net.........         (2)     (16,032)      (3,447)         265      (12,320)       (721)
      Other assets..............................     21,491       (2,798)         569         (323)      (3,690)     (1,816)
      Other liabilities.........................    (20,173)      (1,994)      (1,928)         500          434       7,516
                                                  ---------    ---------    ---------    ---------    ---------   ---------
        Net cash provided by operating
          activities............................    192,282       29,945       48,910       62,850       43,885     125,063
                                                  ---------    ---------    ---------    ---------    ---------   ---------
Investing activities:
  Capital expenditures..........................   (427,232)    (493,433)    (275,451)    (158,476)    (376,458)   (290,494)
  Property dispositions.........................     92,518       20,500       20,500           --           --          --
  Withdrawals from interest reserve account.....     92,000       44,722       44,722           --           --          --
  Deposits to interest reserve account..........    (92,000)     (90,722)     (46,000)          --      (44,722)         --
  Advances to affiliate.........................    (24,750)          --           --           --           --      (8,257)
  Payment of advances by affiliate..............         --           --           --           --           --       8,257
  Purchase of production payment from
    affiliate...................................         --           --           --           --           --      (5,000)
  Proceeds from the sale of TransTexas stock....     42,607           --           --           --           --          --
  Production payment by affiliate...............         --        3,547           --          844        4,391         609
                                                  ---------    ---------    ---------    ---------    ---------   ---------
        Net cash used in investing activities...   (316,857)    (515,386)    (256,229)    (157,632)    (416,789)   (294,885)
                                                  ---------    ---------    ---------    ---------    ---------   ---------
Financing activities:
  Principal payments on long-term debt..........    (20,238)     (20,219)        (219)          --      (20,000)         --
  Proceeds from long-term borrowings............     26,200      313,750        3,000       10,000      320,750          --
  Revolving credit agreement, net...............      5,903       11,664       20,365        8,701           --          --
  Issuance of production payment................     28,598       49,500           --           --       49,500          --
  Repayment of production payment...............    (45,205)     (16,699)      (8,833)          --       (7,866)         --
  Issuance of redeemable preferred stock........         --           96           --           --           96          --
  Issuance of senior secured notes..............         --      800,000           --           --      800,000     500,000
  Retirement of senior secured notes............         --     (542,500)          --           --     (542,500)         --
  Debt issue costs..............................     (9,187)     (36,195)      (1,258)      (3,578)     (38,515)    (19,638)
  Issuance of common stock......................         --           --           --           --           --      66,143
  Issuance of subordinated notes................     99,445           --           --           --           --          --
  Dividend to TransAmerican.....................         --           --           --           --           --     (32,960)
  Long-term proceeds held in Collateral
    Account.....................................    (26,549)    (173,000)          --           --     (173,000)         --
  Withdrawals from Collateral Account...........     50,949      148,595      116,452           --       32,143          --
  Advances from TransAmerican and affiliates to
    TARC........................................     49,152       12,905       12,270       86,925       87,560      68,523
  Repayment of advances.........................     (1,925)     (48,750)      (8,750)     (20,000)     (60,000)         --
  Transfer of litigation escrow to affiliate....    (22,484)          --           --           --           --          --
  Restricted cash...............................         --           --           --           --           --     (29,133)
  Series A Preferred Stock Dividends............        (19)          --           --           --           --          --
  Other.........................................         --         (458)        (458)          --           --          --
                                                  ---------    ---------    ---------    ---------    ---------   ---------
        Net cash provided by financing
          activities............................    134,640      498,689      132,569       82,048      448,168     552,935
                                                  ---------    ---------    ---------    ---------    ---------   ---------
TransTexas transactions with TransAmerican,
  net...........................................         --           --           --           --           --    (369,529)
                                                  ---------    ---------    ---------    ---------    ---------   ---------
    Increase (decrease) in cash and cash
      equivalents...............................     10,065       13,248      (74,750)     (12,734)      75,264      13,584
Beginning cash and cash equivalents.............     14,114          866       88,864       13,600       13,600          16
                                                  ---------    ---------    ---------    ---------    ---------   ---------
Ending cash and cash equivalents................  $  24,179    $  14,114    $  14,114    $     866    $  88,864   $  13,600
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


     TransTexas Transmission Corporation was incorporated in June 1993 as a wholly owned subsidiary of TransTexas. In December 1995, TransTexas Exploration Corporation ("TTEX") was incorporated as a wholly owned subsidiary of TransTexas and is an Unrestricted Subsidiary, as defined in the TransTexas Indenture (as defined in Note 3). TransTexas Drilling Services, Inc. was incorporated in January 1997 as a wholly owned subsidiary of TransTexas.


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

  Refining Properties


     Property and equipment acquired subsequent to 1983, including assets transferred from TransAmerican in 1994, are stated at TransAmerican's or TARC's historical cost. During the period from 1987 through August 1993, property and equipment acquired prior to 1983 were carried at estimated net realizable value and no depreciation expense was charged. New or refurbished units are depreciated as placed in service. Depreciation of refinery equipment and other buildings and equipment is computed by the straight-line method at rates which will amortize the unrecovered cost of depreciable property and equipment including assets acquired under capital leases, over their estimated useful lives. Costs of improving leased property are amortized over the estimated useful lives of the assets or the terms of the leases, whichever is shorter.


  Other Property and Equipment


     Other property and equipment are stated at cost. The cost of repairs and minor replacements is charged to operating expense while the cost of renewals and betterments is capitalized. At the time depreciable assets other than gas and oil properties are retired, or otherwise disposed of, the cost and related accumulated depreciation or amortization are removed from the accounts. Gains or losses on dispositions in the ordinary course of business are included in the consolidated statement of operations. Impairment of other property and equipment is reviewed whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable.


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


     Capitalized words in the following discussion concerning the TransTexas Notes have the meaning as defined in the TransTexas Indenture. TransTexas will not have the right to redeem the TransTexas Notes prior to June 15, 2000, except that (i) prior to June 15, 1998, TransTexas may redeem, at its option, up to $240 million aggregate principal amount of the TransTexas Notes in cash at a redemption price equal to 111.5% of the principal amount of the TransTexas Notes so redeemed, together with accrued and unpaid interest, if any, to the redemption date, with the net proceeds of any Public Equity Offering and (ii) if TransTexas makes a Major Asset Sale, TransTexas may redeem, at its option, at any time after consummation of such Major Asset Sale, but in any event within 90 days of the expiration of any Offer to Purchase or any Change of Control Offer, as applicable, made as a result of such Major Asset Sale, any or all of the outstanding TransTexas Notes in cash at a redemption price equal to 111.5% of the principal amount of the TransTexas Notes so redeemed, together with accrued and unpaid interest, if any, to the redemption date. On or after June 15, 2000 and 2001, TransTexas will have the right to redeem all or any part of the TransTexas Notes in cash at the redemption prices of 105.750% and 102.875%, respectively, together with accrued and unpaid interest, if any, to the redemption date.


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



     Pursuant to a Disbursement Agreement, funds in the Collateral Account are held and invested by the Disbursement Agent until needed from time to time to fund the Capital Improvement Program. The Disbursement Agent disburses funds from the Collateral Account in accordance with a budget prepared by TARC and approved by the Construction Supervisor, a third party approved by the trustee and compensated by TARC. The Construction Supervisor is required to review each request by TARC for a disbursement from the Collateral Account to pay for the Capital Improvement Program. All funds in the Collateral Account are pledged as security for the repayment of the TARC Notes and are classified as "long-term debt proceeds held in collateral account" in the financial statements. To the extent TARC has current liabilities related to the Capital Improvement Program, the corresponding amount in the Collateral Account is classified as a current asset. As of January 31, 1997, TARC had expended all amounts deposited in the Collateral Account.


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


     TransTexas' notes payable bear interest at rates ranging from 9.43% to 13% per annum and mature at various dates through 2001. These notes payable are collateralized by certain of TransTexas' operating equipment. Aggregate principal payments on TransTexas' notes payable at January 31, 1997 total $5.2 million, $5.6 million and $0.7 million for the fiscal years ending January 31, 1998, 1999 and 2000, respectively.


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

9. CREDIT AGREEMENT

     TransTexas currently has a $40 million credit facility with BNY Financial Corporation (the "BNY Facility") pursuant to which it may borrow funds based on the amount of its accounts receivable and inventory. At January 31, 1997, the outstanding balance under the BNY Facility was $26.3 million. Based on

               TRANSAMERICAN ENERGY CORPORATION (AND PREDECESSOR) anticipated accounts receivable levels, the Company estimates average amounts available under the facility will not exceed $26 million. Amounts available under and other terms of the BNY Facility may change if the Lobo Sale is consummated.

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

               TRANSAMERICAN ENERGY CORPORATION (AND PREDECESSOR)

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
                                     =======    ===========   =====   ===========    =======    =======

     In August 1993, the Omnibus Reconciliation Act of 1993, among other things, increased the maximum corporate marginal federal income tax rate to 35% from 34% effective January 1, 1993. Deferred income taxes as of July 31, 1994 include an adjustment of approximately $2.7 million related to this increase in corporate tax rates. Included in "Payable to affiliates" at January 31, 1997 and 1996 are income taxes payable to TransAmerican totaling approximately $14.4 million and $3.0 million, respectively.

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


                                                       SIX MONTHS ENDED
                            YEAR ENDED JANUARY 31,        JANUARY 31,        YEAR ENDED JULY 31,
                            ----------------------   ---------------------   --------------------
                              1997        1996        1996        1995         1995        1994
                            --------   -----------   -------   -----------   ---------   --------
                                       (UNAUDITED)             (UNAUDITED)
Federal income tax expense
  (benefit) at the
  statutory
  rate....................  $ 27,639   $ (44,295)    $(9,518)    $(8,234)     $(43,011)   $ 4,124
Increase (decrease) in tax
  resulting from:
  Net operating losses not
    utilizable............    (7,707)     32,262       9,102       8,103        31,263      6,073
    Tax rate change.......        --          --          --          --            --      2,745
    State income taxes,
       net of federal
       income tax
       benefit............        --          --          --          --            --        281
    Tight sands credit....    (7,441)      7,842          --          --         7,842     (7,843)
                            --------   ---------     -------     -------      --------    -------
                            $ 12,491   $  (4,191)    $  (416)    $  (131)     $ (3,906)   $ 5,380
                            ========   =========     =======     =======      ========    =======

               TRANSAMERICAN ENERGY CORPORATION (AND PREDECESSOR)

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


     On a separate return basis, TARC and TransTexas have a total of approximately $206.5 million of regular tax net operating loss ("NOL") carryforwards at January 31, 1997 which would expire from 2004 through 2013. Under the tax allocation agreement with TransAmerican and TransAmerican's other subsidiaries, as long as TARC and TransTexas remain in the consolidated group for tax purposes, TARC and TransTexas will receive benefits in the future for loss carryforwards in the form of reduced current tax payable to the extent (i) their loss carryforwards are available for and utilized by TransAmerican and
(ii) TransAmerican has the ability to pay tax then due. The Company can only use alternative minimum tax credit carryforwards to the extent it is a regular federal income tax payer. At January 31, 1997, TARC and TransTexas had NOL carryforwards of approximately $32.6 million which have not been used by TransAmerican and would expire in 2013.


     Under certain circumstances, TransAmerican, TransAmerican Exploration Corporation, a subsidiary of TransAmerican ("TEXC"), TARC or the Company may sell or otherwise dispose of shares of common stock of TransTexas. If, as a result of any sale or other disposition of TransTexas' common stock, the direct and indirect ownership of TransTexas by TransAmerican is less than 80% (measured by voting power and value), TransTexas will no longer be a member of the TNGC Consolidated Group for federal tax purposes (the "TNGC Consolidated Group") and, with certain exceptions, will no longer be obligated under the terms and conditions of the Tax Allocation Agreement ("Deconsolidation"). Further, if the Company or TARC sells or otherwise transfers any stock of TARC, or issues any options, warrants or other similar rights relating to such stock, outside of the TNGC Consolidated Group, then a Deconsolidation of both TARC and TransTexas from the TNGC Consolidated Group would occur. An event that results in Deconsolidation of TARC or TransTexas from the TNGC Consolidated Group for tax purposes could result in the acceleration of payment

               TRANSAMERICAN ENERGY CORPORATION (AND PREDECESSOR) of a substantial amount of federal income taxes by TransAmerican. The tax liability to TransAmerican that would result from Deconsolidation is estimated to be approximately $15 million at January 31, 1997. Each member of a consolidated group filing a consolidated federal income tax return is severally liable to the Internal Revenue Service (the "IRS") for the consolidated federal income tax liability of the consolidated group. There can be no assurance that TransAmerican will have the ability to satisfy the above tax obligation at the time due and, therefore, TransTexas, TARC or the Company may be required to pay the tax.

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

               TRANSAMERICAN ENERGY CORPORATION (AND PREDECESSOR)

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
                               =======      =======     =======     =======      =======    =======

     TransTexas incurred approximately $112.9 million, $90.2 million, $50.8 million and $69.4 million of interest charges of which approximately $15.9 million, $8.3 million, $7.4 million and $0.9 million was capitalized for the years ended January 31, 1997 and 1996, the six months ended January 31, 1996 and the year ended July 31, 1995, respectively, in connection with the acquisition of certain of TransTexas' unevaluated gas and oil properties. During 1994, TransTexas capitalized a total of approximately $0.7 million of interest in connection with the expansion of TransTexas' pipeline system. TARC capitalized interest of $68.8 million and $41.5 million for the year ended January 31, 1997 and 1996, respectively, in connection with the Capital Improvement Program. Total interest charges incurred by TARC were $73.5 million and $60.0 million for the respective periods.

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

               TRANSAMERICAN ENERGY CORPORATION (AND PREDECESSOR)

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


     In September 1996, TransTexas and TransAmerican entered into an agreement pursuant to which TransTexas obtained an $11.5 million dollar-denominated production payment, subsequently increased to $19 million, bearing interest at 17% per annum, burdening certain oil and gas interests owned by TransAmerican as a source of repayment for certain of the receivables from TransAmerican discussed above. On January 31, 1997, TransAmerican conveyed at historical cost certain oil and gas properties to TransTexas for a purchase price of $31.6 million. A portion of the purchase price was used to offset obligations under the September 1996 production payment. At January 31, 1997, $59 million of related-party receivables has been recorded as a contra-stockholder equity account due to uncertainties regarding the repayment terms for such receivables. TransTexas has agreed to defer any interest payments due from TransAmerican until 1998.


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

     In July 1996, TARC executed a promissory note to TransAmerican for up to $25 million. The note bears interest at a rate of 15% per annum, payable quarterly beginning October 31, 1996, and matures on July 31, 1998. As of January 31, 1997, the entire $25 million was outstanding under the note. On November 1, 1996, TARC executed an additional $25 million promissory note to TransAmerican which bears interest at 15% per annum, payable quarterly beginning December 31, 1996, and which matures on September 30, 1998 (together with the first promissory note, the "TransAmerican Notes"). At January 31, 1997, TARC had approximately

               TRANSAMERICAN ENERGY CORPORATION (AND PREDECESSOR)

$44.4 million outstanding under both of these notes. TransAmerican has waived any default occurring as a result of TARC's failure to make the scheduled interest payment provided for in the notes. In February 1997, the November 1996 promissory note was replaced with a $50 million note bearing interest at an annual rate of 15% and which matures on July 31, 2002. Interest payments are due quarterly commencing on April 30, 1997. The debt represented by the new note is subordinate in right of payment to the TARC Notes. As of April 25, 1997, approximately $31.4 million had been advanced under the new note.


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

               TRANSAMERICAN ENERGY CORPORATION (AND PREDECESSOR)

     The TARC Notes Indenture requires that, with certain exceptions, transactions between TARC and certain related parties be on terms no less favorable to TARC than would be available from an unrelated party and that are fair and reasonable to TARC. This standard will apply to future transactions, if any, with entities in which Mr. Stanley or members of his family may have an interest. A similar covenant is in the indentures governing notes issued by TransTexas.


14. BUSINESS SEGMENTS

     The Company conducts its operations through three industry segments: exploration and production ("E&P"), gas transportation ("Transportation") and refining operations ("Refining"). The E&P segment explores for, develops, produces and markets natural gas, condensate and natural gas liquids. The Transportation segment engages in intrastate natural gas transportation and marketing. The refining segment is engaged in refining and storage operations. All of the Company's significant gas and oil operations are located in Webb, Zapata and Starr counties, Texas. The Company's refinery is located in Norco, Louisiana, approximately 20 miles from New Orleans, Louisiana. Segment income excludes interest income, interest expense and unallocated general corporate expenses. Identifiable assets are those assets used in the operations of the segment. Other assets consist primarily of deferred financing costs, escrowed funds, certain receivables and other property and equipment. The Company's revenues are derived principally from sales to interstate and intrastate gas pipelines, direct end users, industrial companies, marketers, and refiners located in the United States. As a general policy, collateral is not required for receivables, but customers' financial condition and credit worthiness are regularly evaluated. The Company is not aware of any significant credit risk relating to its customers and has not experienced significant credit losses associated with such receivables.

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

               TRANSAMERICAN ENERGY CORPORATION (AND PREDECESSOR)

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


                                                                  DEPRECIATION
                                                      OPERATING    DEPLETION
                                                       INCOME         AND          CAPITAL      IDENTIFIABLE
                                          NET SALES    (LOSS)     AMORTIZATION   EXPENDITURES      ASSETS
                                          ---------   ---------   ------------   ------------   ------------
YEAR ENDED JANUARY 31, 1997
  Exploration and production............  $360,740    $230,560      $122,570       $314,013      $  881,390
  Gas transportation....................    42,200      (9,018)        8,466         33,636          98,903
  Refining..............................    10,857     (54,995)        7,225        127,123         563,826
  Other.................................       376     (34,637)        1,417         11,165          69,616
                                          --------    --------      --------       --------      ----------
                                          $414,173    $131,910      $139,678       $485,937      $1,613,735
                                          ========    ========      ========       ========      ==========
YEAR ENDED JANUARY 31, 1996 (UNAUDITED)
  Exploration and production............  $254,275    $ 81,438      $111,993       $335,903      $  738,648
  Gas transportation....................    33,518      (4,362)        8,204         17,005          72,815
  Refining..............................   176,230     (43,178)        6,308        208,799         518,205
  Other.................................       834     (15,155)          316         17,835         126,754
                                          --------    --------      --------       --------      ----------
                                          $464,857    $ 18,743      $126,821       $579,542      $1,456,422
                                          ========    ========      ========       ========      ==========
TRANSITION PERIOD ENDED JANUARY 31, 1996
  Exploration and production............  $123,253    $ 51,443      $ 56,543       $176,386      $  738,648
  Gas transportation....................    15,892      (4,393)        4,194         13,266          72,815
  Refining..............................   107,237     (21,971)        3,159        150,238         518,205
  Other.................................       601      (7,892)          157         16,904         126,754
                                          --------    --------      --------       --------      ----------
                                          $246,983    $ 17,187      $ 64,053       $356,794      $1,456,422
                                          ========    ========      ========       ========      ==========
SIX MONTHS ENDED JANUARY 31, 1995
  (UNAUDITED)
  Exploration and production............  $142,070    $ 32,860      $ 66,175       $ 99,672      $  483,511
  Gas transportation....................    19,161       2,796         4,031          6,366          63,541
  Refining..............................    71,586     (23,239)        2,706         58,093         229,462
  Other.................................        52      (6,972)          139         11,855          47,213
                                          --------    --------      --------       --------      ----------
                                          $232,869    $  5,445      $ 73,051       $175,986      $  823,727
                                          ========    ========      ========       ========      ==========
YEAR ENDED JULY 31, 1995
  Exploration and production............  $273,092    $ 62,855      $121,625       $259,189      $  712,322
  Gas transportation....................    36,787       2,827         8,041         10,105          60,916
  Refining..............................   140,579     (44,446)        5,855        116,654         499,879
  Other.................................       285     (14,235)          298         12,786          52,539
                                          --------    --------      --------       --------      ----------
                                          $450,743    $  7,001      $135,819       $398,734      $1,325,656
                                          ========    ========      ========       ========      ==========
YEAR ENDED JULY 31, 1994
  Exploration and production............  $300,210    $ 96,828      $107,727       $180,426      $  462,951
  Gas transportation....................    33,240      (2,257)        5,913         35,763          66,019
  Refining..............................   177,178     (14,526)        2,589         84,295         176,327
  Other.................................       157     (15,280)          218         34,522          53,367
                                          --------    --------      --------       --------      ----------
                                          $510,785    $ 64,765      $116,447       $335,006      $  758,664
                                          ========    ========      ========       ========      ==========

               TRANSAMERICAN ENERGY CORPORATION (AND PREDECESSOR)

  Summary Information

     The following summary financial information of TransTexas Transmission Corporation reflects its financial position and its results of operations for the periods presented (in thousands of dollars):


                                                                  JANUARY 31,
                                                              -------------------
                                                                1997       1996
                                                              --------    -------
ASSETS
  Total current assets......................................  $  5,831    $   811
  Property and equipment, net...............................   482,351     70,273
  Other assets..............................................     2,004          3
                                                              --------    -------
                                                              $490,186    $71,087
                                                              ========    =======
LIABILITIES AND EQUITY
  Total current liabilities.................................  $ 14,013    $ 6,191
  Total noncurrent liabilities..............................   107,367     34,284
  Total equity..............................................   368,806     30,612
                                                              --------    -------
                                                              $490,186    $71,087
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

     Affiliated operating costs and expenses for the years ended January 31, 1997 and 1996, include the cost of natural gas purchased from TransTexas and its predecessor of approximately $49 million and $36 million, respectively, $16 million and $25 million, respectively, for the six months ended January 31, 1996 and 1995 and $44 million and $34 million, respectively, for the years ended July 31, 1995 and 1994. Nonaffiliated

               TRANSAMERICAN ENERGY CORPORATION (AND PREDECESSOR) revenues include the sales of natural gas liquids and condensate extracted from this purchased gas of, $62 million and $46 million, respectively for the years ended January 31, 1997 and 1996, $20 million and $33 million, respectively, for the six months ended January 31, 1996 and 1995 and $59 million and $44 million, respectively, for the years ended July 31, 1995 and 1994.

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

     Aspen. TransAmerican brought suit on September 29, 1993 against Aspen Services, Inc. ("Aspen"), seeking an audit and accounting of drilling costs that Aspen had charged while providing drilling services to TransAmerican. This suit is pending in the 215th Judicial District Court, Harris County, Texas. The parties' drilling agreement provided, among other things, that Aspen would receive payment for its drilling-related costs from the production and sale of gas from the wells that were drilled, and that the revenues that TransAmerican would otherwise receive from the wells would be reduced by the amounts received by Aspen. On July 19, 1995, Aspen filed a counterclaim and third party claim against TransAmerican, the Company, and affiliated entities, asserting, among other things, that these entities failed to make certain payments and

               TRANSAMERICAN ENERGY CORPORATION (AND PREDECESSOR) properly market the gas from these wells. Aspen is seeking damages in an unspecified amount, as well as certain equitable claims. In April 1997, the trial court ruled against Aspen on all of their counterclaims.

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


     On April 22, 1991, the plaintiff filed a separate suit against TransAmerican and various affiliates in the 49th Judicial District Court, Zapata County, Texas, alleging an improper calculation of overriding royalties allegedly owed to the plaintiff and seeking damages and attorneys' fees in excess of $33.7 million. On November 18, 1993, the plaintiff added TransTexas as an additional defendant. The parties arbitrated this matter in January 1997. A decision is expected in May 1997.


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

               TRANSAMERICAN ENERGY CORPORATION (AND PREDECESSOR)

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


     General. TransTexas and TARC are also named defendants in other ordinary course, routine litigation incidental to their businesses. Although the outcome of these other lawsuits cannot be predicted with certainty, the Company does not expect these matters to have a material adverse effect on its financial position. At January 31, 1997, the possible range of estimated losses related to all of the aforementioned claims, in addition to the estimates accrued by the Company, is $0 to $36 million. The resolution in any reporting period of one or more of these matters in a manner adverse to the Company could have a material impact on the Company's results of operations and cash flows for that period. Litigation expense, including legal fees, for the years ended January 31, 1997 and 1996 for the six months ended January 31, 1996 and 1995 was approximately $19.8 million, $13.5 million, $5 million and $7 million, respectively. Litigation expense for the years ended July 31, 1995 and 1994 was approximately $15 million and $20 million, respectively. The resolution in any reporting period of one or more of these matters in a manner adverse to TARC or TransTexas could have a material adverse impact on the Company's results of operations or cash flows for that period. TransTexas has delivered letters of credit and placed into escrow cash, which letters of credit and cash total approximately $21 million, to be applied to the litigation claims described above.


  Environmental Matters

     TransTexas' operations and properties are subject to extensive federal, state, and local laws and regulations relating to the generation, storage, handling, emission, transportation, and discharge of materials into the environment. Permits are required for various of TransTexas' operations, and these permits are subject to revocation, modification, and renewal by issuing authorities. TransTexas also is subject to federal, state, and local laws and regulations that impose liability for the cleanup or remediation of property which has been contaminated by the discharge or release of hazardous materials or wastes into the environment. Governmental authorities have the power to enforce compliance with their regulations, and violations are subject to fines or injunctions, or both. It is not anticipated that TransTexas will be required in the near future to expend amounts that are material to the financial condition or operations of TransTexas by reason of environmental

               TRANSAMERICAN ENERGY CORPORATION (AND PREDECESSOR) laws and regulations, but because such laws and regulations are frequently changed and, as a result, may impose increasingly strict requirements, TransTexas is unable to predict the ultimate cost of complying with such laws and regulations.

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


     Requirements Under the Federal Clean Air Act. The National Emission Standards for Hazardous Air Pollutants for Benzene Waste Operations (the "Benzene Waste NESHAPS"), promulgated in January 1993 pursuant to the Clean Air Act, regulate benzene emissions from numerous industries, including petroleum refineries. The Benzene Waste NESHAPS require all existing, new, modified, or reconstructed sources to reduce benzene emissions to a level that will provide an ample margin of safety to protect public health. TARC will be required to comply with the Benzene Waste NESHAPS as its refinery operations start up. TARC believes that compliance with the Benzene Waste NESHAPS will not have a material adverse effect on its financial position, results of operations or cash flows. However, until the refinery is in full operation, there can be no assurance that the regulations will not have such an effect.



     In addition, the Environmental Protection Agency ("EPA") promulgated National Emission Standards for Hazardous Air Pollutants for Hazardous Organics (the "Hazardous Organics NESHAPS") regulations for petroleum refineries under the Clean Air Act in 1995, and subsequently has amended such regulations. These regulations set "Maximum Achievable Control Technology" ("MACT") standards for petroleum refineries. The Louisiana Department of Environmental Quality (the "LDEQ") has incorporated MACT standards into TARC's air permits under federal and state air pollution prevention laws. TARC believes that compliance with the Hazardous Organics NESHAPS will not have a material adverse effect on TARC's financial position, results of operations or cash flows. However, until the refinery is in full operation, there can be no assurance that the regulations will not have such an effect.


     The EPA recently promulgated federal regulations pursuant to the Clean Air Act to control fuels and fuel additives (the "Gasoline Standards") that could have a material adverse effect on TARC. Under the new regulations, only reformulated gasoline can be sold in certain domestic geographic areas in which the EPA has mandated or approved its use. Reformulated gasoline must contain a minimum amount of oxygen, have a lower vapor pressure, and have reduced sulfur, olefins, benzene and aromatics compared to the average 1990 gasoline. The number and extent of the areas subject to reformulated gasoline standards may increase in the future if the EPA's National Ambient Air Quality Standards ("NAAQS") proposals for particulate matter and ozone are implemented Conventional gasoline may be used in all other domestic markets; however, a refiner's post-1994 average conventional gasoline must not be more polluting than it was in 1990. With limited

               TRANSAMERICAN ENERGY CORPORATION (AND PREDECESSOR) exceptions, to determine its compliance as of January 1, 1995, a refiner must compare its post-1994 and 1990 average values of controlled fuel parameters and emissions. The Gasoline Standards recognize that many gasoline producers may not be able to develop an individual 1990 baseline for a number of reasons, including, for example, lack of adequate data or the absence or limited scope of operations in 1990. Under such circumstances, the refiner must use a statutory baseline reflecting the 1990 industry average. The EPA has authority, upon a showing of extenuating circumstances by a refiner, to grant an individual adjusted baseline or other appropriate regulatory relief to that refiner.

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


     Title V of the Clean Air Act requires states to implement an Operating Permit Program that codifies all federally enforceable limitations that are applicable to a particular source. The EPA has approved Louisiana's Title V Operating Permit Program. The deadline for a refinery to submit an Operating Permit Application under the Louisiana program was October 12, 1996. TARC timely submitted its Title V Operating Permit application and the LDEQ has designated the application as being administratively complete. As yet, the LDEQ has not responded further regarding the status of TARC's Title V Operating Permit. TARC believes that its application will be approved. However, there can be no assurance that additional expenditures required pursuant to Title V Operating Permit obligations will not have a material adverse effect on TARC's financial position, results of operations or cash flow.


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


     In 1991, the EPA performed a facility assessment at the refinery pursuant to the Federal Resource Conservation and Recovery Act ("RCRA"). The EPA performed a follow up assessment in March 1996, but has not yet issued a report of its investigations. In July 1996, the EPA and LDEQ agreed that the LDEQ would serve as the lead agency with respect to the investigation and remediation of areas of concern identified in the investigations. TARC, under a voluntary initiative approved by the LDEQ, has submitted a work plan to the LDEQ to determine which areas may require further investigation and remediation. The LDEQ has not yet responded to TARC's submission or issued any further requests relating to this matter. As a result, TARC is unable at this time to estimate what the costs, if any, will be if the LDEQ does require further investigation or remediation of the areas identified.


     TARC has been identified as a potentially responsible party ("PRP") under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended ("CERCLA" or "Superfund"), for the cleanup of contamination from hazardous substances at three Superfund sites (i.e. sites on the National Priorities List ("NPL")), to which it has been alleged that TARC, or its predecessors, sent hazardous substances in the past. CERCLA requires cleanup of sites from which there has been a "release" or

               TRANSAMERICAN ENERGY CORPORATION (AND PREDECESSOR) threatened release of "hazardous substances" (as such terms are defined under CERCLA). CERCLA requires the EPA to include sites needing long-term study and cleanup on the NPL based on their potential effect on public health or the environment. CERCLA authorizes the EPA to take any necessary response actions at NPL sites and, in certain circumstances, to order PRPs liable for the release to take such actions. PRPs are broadly defined under CERCLA to include past and present owners and operators of a site, as well as generators and transporters of wastes to a site from which hazardous substances are released.

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

POTENTIAL EFFECTS OF A CHANGE OF CONTROL

     The TransTexas' Indenture provides that, upon the occurrence of a Change of Control (as such term is defined in the Indenture), each holder of the TransTexas Notes will have the right to require TransTexas to repurchase such holder's Notes at 101% of the principal amount thereof plus accrued and unpaid interest. A Change of Control would be deemed to occur under the TransTexas Indenture in the case of certain changes or other events in respect of the ownership or control of TransTexas, including any circumstance pursuant to which any person or group, other than John R. Stanley and his wholly-owned subsidiaries or the trustee under the TARC Notes Indenture is or becomes the beneficial owner of more than 50% of the total voting power of TransTexas' then outstanding voting stock, unless the TransTexas Notes have an investment grade rating for the period of 120 days thereafter. The term "person," as used in the definition of Change of Control, means a natural person, company, government or political subdivision, agency or instrumentality of a government and also includes a "group," which is defined as two or more persons acting as a partnership, limited partnership or other group. The holders of TransTexas' Subordinated Notes would also have a right to require TransTexas to repurchase such securities upon the occurrence of a change of control. In addition, certain changes or other events in respect of the ownership or control of TransTexas that do not constitute a Change of Control under the TransTexas Indenture may result in a "change of control" of TransTexas under the terms of TransTexas' credit facility (the "BNY Facility") and certain equipment financing. Such an occurrence could create an obligation for TransTexas to repay such other indebtedness. At January 31, 1997, TransTexas had approximately $34.7 million of indebtedness (excluding the TransTexas Notes and Subordinated Notes) subject to such right of repayment or repurchase. In the event of a Change of Control under the TransTexas Indenture or

               TRANSAMERICAN ENERGY CORPORATION (AND PREDECESSOR) a "change of control" under the terms of other outstanding indebtedness, there can be no assurance that TransTexas will have sufficient funds to satisfy any such payment obligations.

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

     TransTexas and MidCon Texas Pipeline Corp. entered into a long-term gas purchase contract on January 10, 1996, under which TransTexas is required to deliver a total of 100,000 MMBtu per day to four

               TRANSAMERICAN ENERGY CORPORATION (AND PREDECESSOR) specified delivery points for a period of five years. The purchase price is determined by an industry index less $0.09 per MMBtu. Deliveries commenced September 1, 1996.


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

     In September 1996, TransTexas entered into a drilling program agreement with an unaffiliated third party for the reimbursement of certain drilling costs with respect to wells drilled by TransTexas. Pursuant to the

               TRANSAMERICAN ENERGY CORPORATION (AND PREDECESSOR) agreement, upon the approval of the third party of a recently drilled or currently drilling well for inclusion in the program, the third party will commit to the reimbursement of all or a portion of the cost of such well, up to an aggregate maximum for all such wells of $16.5 million. The program wells are subject to a dollar-denominated production payment equal to the primary sum of such reimbursed costs, plus an amount equivalent to a 17.5% annual interest rate on the unpaid portion of such primary sum.

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

     TransTexas has significant contingent liabilities, including liabilities with respect to litigation matters and other obligations assumed in the Transfer. In addition, a change of control or other event that results in deconsolidation of TransTexas and TransAmerican for federal income tax purposes could result in acceleration of a substantial amount of federal income taxes. These matters, individually and in the aggregate, amount to significant potential liability which, if adjudicated in a manner adverse to TransTexas in one reporting period, could have a material adverse effect on TransTexas' cash flow or operations for that period. Although the outcome of these contingencies or the probability of the occurrence of these contingencies cannot be predicted with certainty, TransTexas does not expect these matters to have a material adverse effect on its financial position.

PRICE MANAGEMENT ACTIVITIES

     TARC enters into futures contracts, options on futures, and swap agreements with the intent to protect against a portion of the price risk associated with price declines from holding inventory of feedstocks and refined products or fixed price purchase commitments. At January 31, 1997, TARC's position in open futures contracts, options on futures, and swap agreements was not significant. A net trading gain of approximately $2.3 million and a trading loss of approximately $3.1 million were reflected in other income (expense) for the years ended July 31, 1995 and 1994, respectively. These transactions did not qualify for hedge accounting

               TRANSAMERICAN ENERGY CORPORATION (AND PREDECESSOR) treatment under the guidelines of SFAS 80; therefore, gains or losses associated with these futures contracts were not deferred.

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


     In April 1996, TARC entered into a similar processing agreement with another third party to process feedstocks. As of January 31, 1997, TARC had completed processing approximately 6.4 million barrels of feedstocks and is storing approximately 1.0 million barrels of intermediate and refined products under this agreement. TARC also entered into a processing agreement with this third party to process approximately 0.8 million barrels of the third party's feedstocks for a fixed price per barrel. Under the terms of this fixed price agreement, TARC met all quantity and quality yields earning the full price per barrel. For the year ended January 31, 1997, TARC recorded a net loss of approximately $4.5 million related to these processing arrangements primarily as a result of price management activities.


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

               TRANSAMERICAN ENERGY CORPORATION (AND PREDECESSOR)

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

OPERATING LEASES


     As of January 31, 1997, the Company has long-term leases covering land and other property and equipment. Rental expense was approximately $10 million for the year ended January 31, 1997, $5 million for the six months ended January 31, 1996 and $9 million and $7 million for the fiscal years ended July 31, 1995 and 1994, respectively. Future minimum rental payments required under operating leases that have initial or remaining noncancellable lease terms in excess of one year as of January 31, 1997, including the sale-leaseback transaction described below, are as follows (in thousands of dollars):


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

     Kathryn M. On June 8, 1995, Kathryn M., Inc., et al., filed suit against TransAmerican in the 333rd Judicial District Court (subsequently transferred to the 334th Judicial District Court), Harris County, Texas, alleging that the plaintiffs, as nonparticipating royalty interest owners in certain leases, are entitled to receive a portion of the settlement proceeds received by TransAmerican from El Paso. On April 16, 1996, additional

               TRANSAMERICAN ENERGY CORPORATION (AND PREDECESSOR) nonparticipating royalty interest owners intervened, making the same claims as the plaintiffs. In June 1996, TransAmerican filed its motion for summary judgment. Plaintiffs also filed a motion for partial summary judgment. On August 2, 1996, the court denied TransAmerican's motion and plaintiffs' motion. The plaintiffs and intervenors agreed on November 15, 1996 to dismiss their claims without prejudice.

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

               TRANSAMERICAN ENERGY CORPORATION (AND PREDECESSOR)

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
                                               ========      ========      ========   ========

               TRANSAMERICAN ENERGY CORPORATION (AND PREDECESSOR)

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

               TRANSAMERICAN ENERGY CORPORATION (AND PREDECESSOR)

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

               TRANSAMERICAN ENERGY CORPORATION (AND PREDECESSOR)

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


     Not applicable.

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


     John R. Blinn became a director of the Company in September 1995. Mr. Blinn is Of Counsel to the law firm of Leonard, Hurt, Terry & Blinn. Prior thereto, he was in private practice, and he served as U.S. Bankruptcy Judge for the Southern District of Texas from 1975 to 1982. Mr. Blinn previously served as a director of TransAmerican until his resignation in 1995.


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

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) Financial Statements, Schedules and Exhibits


                                                                       PAGE
                                                                       ----
    (1)  Report of Independent Accountants...........................   37
         Consolidated Balance Sheet..................................   38
         Consolidated Statement of Operations........................   39
         Consolidated Statement of Stockholder's Deficit.............   40
         Consolidated Statement of Cash Flows........................   41
         Notes to Consolidated Financial Statements..................   42
    (2)  Financial Statement Schedule
         Report of Independent Accountants...........................   92
         Schedule II -- Valuation and Qualifying Accounts............   93


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


          3.1            -- Certificate of Incorporation, as amended (previously
                            filed as Exhibit 3.2(i) to the Company's and TARC's
                            Registration Statement on Form S-1 (33-85930), and
                            incorporated herein by reference).
          3.2            -- By-laws of the Company (previously filed as Exhibit
                            3.2(ii) to the Company's and TARC's Registration
                            Statement on Form S-1 (33-85930), and incorporated herein
                            by reference).
          3.3            -- Certificate of Designation of Series A Preferred Stock
                            (previously filed as Exhibit 3.2(iii) to the Company's
                            and TARC's Registration Statement on Form S-1 (33-85930),
                            and incorporated herein by reference).
          3.4            -- Certificate of Amendment to Certificate of Incorporation
                            (previously filed as an exhibit to the Company's Annual
                            Report on Form 10-K for the year ended January 31, 1997,
                            and incorporated herein by reference).
          4.1            -- Indenture dated as of June 15, 1995, among TransTexas,
                            Transmission, and American Bank National Association, as
                            Trustee (the "Indenture Trustee"), with respect to the
                            TransTexas Notes including the forms of Note and Senior
                            Secured Guarantee as exhibits (previously filed as
                            Exhibit 2 to TransTexas' Current Report on Form 8-K filed
                            with the Securities and Exchange Commission in June 1995,
                            and incorporated herein by reference).
          4.2            -- Mortgage, Deed of Trust, Assignment of Production,
                            Security Agreement and Financing Statement, effective as
                            of June 23, 1995, from TransTexas to James A. Taylor, as
                            trustee for the benefit of the Indenture Trustee
                            (previously filed as Exhibit 3 to TransTexas' Current
                            Report on Form 8-K filed with the Securities and Exchange
                            Commission in June 1995, and incorporated herein by
                            reference).

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


         10.30           -- First Supplement to Production Payment Conveyance,
                            executed February 12, 1996, among TransTexas Gas
                            Corporation, Sunflower Energy Finance Company and TCW
                            Portfolio No. 1555 DR V Sub-Custody Partnership, L.P.
                            (previously filed as an exhibit to TransTexas' Form 10-Q
                            for the quarter ended April 30, 1996, and incorporated
                            herein by reference).
         10.31           -- Purchase Agreement, dated May 14, 1996, among TransTexas
                            Gas Corporation, TCW Portfolio No. 1555 DR V Sub-Custody
                            Partnership, L.P. and Sunflower Energy Finance Company
                            (previously filed as an exhibit to TransTexas' Form 10-Q
                            for the quarter ended April 30, 1996, and incorporated
                            herein by reference).
         10.32           -- Production Payment Conveyance, executed May 14, 1996,
                            from TransTexas Gas Corporation to TCW Portfolio No. 1555
                            Dr V Sub-Custody Partnership, L.P. and Sunflower Energy
                            Finance Company (previously filed as an exhibit to
                            TransTexas' Form 10-Q for the quarter ended April 30,
                            1996, and incorporated herein by reference).
         10.33           -- Processing Agreement dated April 22, 1996 between TARC
                            and Glencore Ltd. (previously filed as an exhibit to
                            TARC's Form 10-Q for the quarter ended April 30, 1996,
                            and incorporated herein by reference)
         21.1            -- List of the subsidiaries of the Company, their state of incorporation and the name under which such subsidiary
                            does business (previously filed as Exhibit 21.1 to the
                            Company's and TARC's Registration Statement on Form S-1
                            (33-82200), and incorporated herein by reference).
        *23.1            -- Consent of Netherland, Sewell & Associates, Inc.
        *27.1            -- Financial Data Schedule.
         99.1            -- Part III of the Annual Report on Form 10-K of TransTexas
                            Gas Corporation for the fiscal year ended January 31,
                            1997 (previously filed as an exhibit to the Company's
                            Annual Report on Form 10-K for the year ended January 31,
                            1997, and incorporated herein by reference).
         99.2            -- Part III of the Annual Report on Form 10-K of
                            TransAmerican Refining Corporation for the fiscal year
                            ended January 31, 1997 (previously filed as an exhibit to
                            the Company's Annual Report on Form 10-K for the year
                            ended January 31, 1997, and incorporated herein by
                            reference).


---------------

* filed herewith

(b) Reports on Form 8-K

     The Company did not file any current reports on Form 8-K during the fourth quarter of the fiscal year ended January 31, 1997.

                                   SIGNATURES


     Pursuant to the requirements Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 7, 1997.


                                            TRANSAMERICAN ENERGY CORPORATION

                                            By:      /s/ JOHN R. STANLEY
                                              ----------------------------------
                                                       John R. Stanley,
                                                   Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on May 7, 1997.


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

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Stockholders and Board of Directors
TransAmerican Energy Corporation:


     Our report on the consolidated financial statements of TransAmerican Energy Corporation and TAEC, predecessor to TransAmerican Energy Corporation, is included on page 37 of this Annual Report on Form 10-K/A. In connection with our audits of such financial statements, we have also audited the related financial statement schedule listed in the index on page 83 of this Annual Report on Form 10-K/A.


     In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

                                        COOPERS & LYBRAND L.L.P.

Houston, Texas

May 7, 1997

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
                                                   ======       ====        ======       ====       ======

                               INDEX TO EXHIBITS



          3.1            -- Certificate of Incorporation, as amended (previously
                            filed as Exhibit 3.2(i) to the Company's and TARC's
                            Registration Statement on Form S-1 (33-85930), and
                            incorporated herein by reference).
          3.2            -- By-laws of the Company (previously filed as Exhibit
                            3.2(ii) to the Company's and TARC's Registration
                            Statement on Form S-1 (33-85930), and incorporated herein
                            by reference).
          3.3            -- Certificate of Designation of Series A Preferred Stock
                            (previously filed as Exhibit 3.2(iii) to the Company's
                            and TARC's Registration Statement on Form S-1 (33-85930),
                            and incorporated herein by reference).
          3.4            -- Certificate of Amendment to Certificate of Incorporation
                            (previously filed as an exhibit to the Company's Annual
                            Report on Form 10-K for the year ended January 31, 1997,
                            and incorporated herein by reference).
          4.1            -- Indenture dated as of June 15, 1995, among TransTexas,
                            Transmission, and American Bank National Association, as
                            Trustee (the "Indenture Trustee"), with respect to the
                            TransTexas Notes including the forms of Note and Senior
                            Secured Guarantee as exhibits (previously filed as
                            Exhibit 2 to TransTexas' Current Report on Form 8-K filed
                            with the Securities and Exchange Commission in June 1995,
                            and incorporated herein by reference).
          4.2            -- Mortgage, Deed of Trust, Assignment of Production,
                            Security Agreement and Financing Statement, effective as
                            of June 23, 1995, from TransTexas to James A. Taylor, as
                            trustee for the benefit of the Indenture Trustee
                            (previously filed as Exhibit 3 to TransTexas' Current
                            Report on Form 8-K filed with the Securities and Exchange
                            Commission in June 1995, and incorporated herein by
                            reference).
          4.3            -- Pipeline Mortgage, Deed of Trust, Assignment, Security
                            Agreement and Financing Statement, dated as of June 20,
                            1995, from TTC to James A. Taylor, as trustee for the
                            benefit of the Indenture Trustee (previously filed as
                            Exhibit 5 to TransTexas' Current Report on Form 8-K filed
                            with the Securities and Exchange Commission in June 1995,
                            and incorporated herein by reference).
          4.4            -- Security Agreement, Pledge and Financing Statement, dated as of June 20, 1995, by TransTexas in favor of the
                            Indenture Trustee (previously filed as Exhibit 6 to
                            TransTexas' Current Report on Form 8-K filed with the
                            Securities and Exchange Commission in June 1995, and
                            incorporated herein by reference).
          4.5            -- Security Agreement, Pledge and Financing Statement, dated as of June 20, 1995, by TTC in favor of the Indenture
                            Trustee (previously filed as Exhibit 7 to TransTexas'
                            Current Report on Form 8-K filed with the Securities and
                            Exchange Commission in June 1995, and incorporated herein
                            by reference).
          4.6            -- Cash Collateral and Disbursement Agreement, dated as of
                            June 20, 1995, among TransTexas, the Indenture Trustee
                            and the Disbursement Agent (previously filed as Exhibit 9
                            to TransTexas' Current Report on Form 8-K filed with the
                            Securities and Exchange Commission in June 1995, and
                            incorporated herein by reference).
          4.7            -- Indenture dated as of February 15, 1995, between TARC,
                            First Fidelity Bank, National Association, as Trustee and
                            the Company, with respect to the Guaranteed First
                            Mortgage Discount Notes and the Guaranteed First Mortgage
                            Notes (together, the "TARC Notes"), including the forms
                            of TARC Notes as exhibits (previously filed as Exhibit 3
                            to the Company's and TARC's Current Report on Form 8-K
                            dated March 14, 1995, and incorporated herein by
                            reference).


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

             99.1            -- Part III of the Annual Report on Form 10-K of TransTexas Gas Corporation for the year ended January 31, 1997 (previously filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended January 31, 1997, and incorporated herein by reference).
             99.2            -- Part III of the Annual Report on Form 10-K of TransAmerican Refining Corporation for
                                the year ended January 31, 1997 (previously filed as an exhibit to the Company's Annual
                                Report on Form 10-K for the year ended January 31, 1997, and incorporated herein by reference).


---------------


* filed herewith