Form 10-Q
period 1997-04-30
TRANSAMERICAN ENERGY CORP
filed 1997-06-19
CIK 927763

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


                For the quarterly period ended April 30, 1997

                         Registration Number 33-85930


                          -------------------------


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

                          -------------------------


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

         The number of shares of common stock of the registrant outstanding on June 19, 1997 was 9,000.



================================================================================

                        TRANSAMERICAN ENERGY CORPORATION

                               TABLE OF CONTENTS



                                                                                                         PAGE
                                                                                                         ----

                                                          PART I.
                                                  FINANCIAL INFORMATION

Item 1.  Financial Statements
          Condensed Consolidated Balance Sheet as of April 30, 1997 and January 31, 1997  . . . . . . . . .  1
          Condensed Consolidated Statement of Operations for the three months ended
              April 30, 1997 and 1996 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  2
          Condensed Consolidated Statement of Cash Flows for the three months ended
              April 30, 1997 and 1996 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  3
          Notes to Condensed Consolidated Financial Statements  . . . . . . . . . . . . . . . . . . . . . .  4
Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations  . . . . . .  23
Item 3.  Quantitative and Qualitative Disclosures About Market Risk . . . . . . . . . . . . . . . . . . . .  32



                                                         PART II.
                                                    OTHER INFORMATION

Item 1.  Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  33
Item 2.  Changes in Securities  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  33
Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  33
Signature . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  34





                                      (i)

                         PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                        TRANSAMERICAN ENERGY CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEET
                (IN THOUSANDS OF DOLLARS, EXCEPT SHARE AMOUNTS)
                                  (UNAUDITED)

                                                                                    APRIL 30,      JANUARY 31,
                                                                                       1997           1997
                                                                                    ----------     ----------
                                                          ASSETS
Current assets:
  Cash and cash equivalents                                                         $   12,997    $   24,179
  Cash restricted for interest - TransTexas                                             46,000        46,000
  Debt proceeds held in collateral account - TARC                                       14,037            --
  Accounts receivable                                                                   30,327        78,660
  Receivable from affiliates                                                            63,961            --
  Inventories                                                                           15,164        12,481
  Other current assets                                                                  14,197        25,638
                                                                                    ----------    ----------
       Total current assets                                                            196,683       186,958
                                                                                    ----------    ----------

Property and equipment                                                               2,965,412     2,836,696
Less accumulated depreciation, depletion and amortization                            1,488,510     1,451,417
                                                                                    ----------    ----------
       Net property and equipment -- based on the full cost method of  accounting for gas and oil properties of which $157,028 and $158,973 was excluded
         from amortization at April 30, 1997 and January 31, 1997, respectively      1,476,902     1,385,279
                                                                                    ----------    ----------
Other assets, net                                                                       42,102        41,498
                                                                                    ----------    ----------
                                                                                    $1,715,687    $1,613,735
                                                                                    ==========    ==========

                                          LIABILITIES AND STOCKHOLDER'S DEFICIT

Current liabilities:
  Current maturities of long-term debt                                              $    8,406    $    5,787
  Revolving credit agreement                                                             8,386            --
  Accounts payable                                                                      77,451        48,202
  Payable to affiliate                                                                   1,972         1,604
  Notes payable                                                                         36,000            --
  Accrued liabilities                                                                  116,986        98,861
  Long-term debt                                                                            --       365,730
                                                                                    ----------    ----------
       Total current liabilities                                                       249,201       520,184
                                                                                    ----------    ----------

Due to affiliates                                                                       14,292        26,295
Notes payable to affiliate                                                              60,630        46,589
Long-term debt, less current maturities                                              1,297,048       910,469
Revolving credit agreement                                                                  --        26,268
Production payments, less current portion                                               25,362        11,931
Deferred revenue                                                                        46,176        54,554
Deferred income taxes                                                                   35,542        31,367
Other liabilities                                                                        8,934        32,991
Redeemable preferred stock $0.01 par value, 10,000 shares authorized; Series A - 1,000
 shares issued and outstanding                                                              96            96
                                                                                    ----------    ----------
Commitments and contingencies (Note 5)
Stockholder's deficit:
  Common stock, $0.01 par value, 100,000 shares authorized; 9,000 shares issued
    and outstanding                                                                         --            --
  Additional paid-in capital                                                           158,535       158,535
  Accumulated deficit                                                                 (180,129)     (148,508)
                                                                                    ----------    ----------
                                                                                       (21,594)       10,027
  Less advances to affiliates                                                               --       (57,036)
                                                                                    ----------    ----------
       Total stockholder's deficit                                                     (21,594)      (47,009)
                                                                                    ----------    ----------
                                                                                    $1,715,687    $1,613,735
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

                        TRANSAMERICAN ENERGY CORPORATION
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                (IN THOUSANDS OF DOLLARS, EXCEPT SHARE AMOUNTS)
                                  (UNAUDITED)



                                                                        THREE MONTHS ENDED
                                                                            APRIL 30,
                                                                  ------------------------------
                                                                      1997               1996
                                                                  -----------         ----------
Revenues:
   Gas, condensate and natural gas liquids                        $    72,649         $   79,508
   Transportation                                                       9,291              8,195
   Product sales                                                           --             10,857
   Gain on asset sales                                                     --              7,762
   Other                                                                  100                199
                                                                  -----------         ----------
          Total revenues                                               82,040            106,521
                                                                  -----------         ----------

Costs and expenses:
   Operating                                                           35,437             43,580
   Depreciation, depletion and amortization                            35,268             31,903
   General and administrative (Note 7)                                 17,852              9,641
   Taxes other than income taxes                                        6,118              5,583
                                                                  -----------         ----------
         Total costs and expenses                                      94,675             90,707
                                                                  -----------         ----------
         Operating income (loss)                                      (12,635)            15,814
                                                                  -----------         ----------

Other income (expense):
   Interest income                                                      1,821              1,277
   Interest expense, net                                              (28,654)           (23,374)
   Other, net                                                              39             42,870
                                                                  -----------         ----------
         Total other income (expense)                                 (26,794)            20,773
                                                                  -----------         ----------
         Income (loss) before income taxes                            (39,429)            36,587
Income tax expense (benefit)                                           (7,828)             1,626
                                                                  -----------         ----------
         Net income (loss)                                        $   (31,601)        $   34,961
                                                                  ===========         ==========

Net income (loss) per common share                                $    (3,511)        $    3,885
                                                                  ===========         ==========
Weighted average number of shares outstanding                           9,000              9,000
                                                                  ===========         ==========




     See accompanying notes to condensed consolidated financial statements.

                        TRANSAMERICAN ENERGY CORPORATION
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                           (IN THOUSANDS OF DOLLARS)
                                  (UNAUDITED)

                                                                                   THREE MONTHS ENDED
                                                                                         APRIL 30,
                                                                              ----------------------------
                                                                                1997               1996
                                                                              --------           ---------
Operating activities:
   Net income (loss)                                                          $ (31,601)         $  34,961
   Adjustments to reconcile net income (loss) to net cash
      provided by operating activities:
   Depreciation, depletion and amortization                                      35,268             31,903
   Amortization of discount on long-term debt                                     3,294                 --
   Amortization of debt issue costs                                                 993              1,018
   Gain on the sale of assets                                                        --             (7,762)
   Deferred income taxes                                                          4,175              1,626
   Gain on the sale of TransTexas stock                                              --            (42,607)
   Proceeds from volumetric production payments                                      --             15,537
   Amortization of deferred revenue                                              (8,378)            (6,875)
   Changes in assets and liabilities:
      Accounts receivable                                                        48,333              4,358
      Inventories                                                                (2,683)              (368)
      Other current assets                                                       11,441              1,658
      Accounts payable                                                           19,958              9,165
      Accrued liabilities                                                        16,172             30,702
      Transactions with affiliates, net                                         (16,368)           (13,127)
      Other assets                                                                  388             (1,694)
      Other liabilities                                                            (824)              (726)
                                                                              ---------          ---------
          Net cash provided by operating activities                              80,168             57,769
                                                                              ---------          ---------

Investing activities:
   Capital expenditures                                                        (122,845)          (117,868)
   Proceeds from the sale of assets                                                  --              7,779
                                                                              ---------          ---------
          Net cash used by investing activities                                (122,845)          (110,089)
                                                                              ---------          ---------

Financing activities:
   Proceeds from long-term borrowings                                             8,300             10,000
   Principal payments on long-term debt                                          (1,432)              (723)
   Long-term debt proceeds held in collateral account                           (34,920)           (26,549)
   Withdrawals from collateral account                                           20,883             33,933
   Issuance of notes payable                                                     36,000                 --
   Issuance of production payments                                               20,977                 --
   Principal payments on production payments                                     (9,471)            (8,097)
   Net proceeds from sale of TransTexas stock                                        --             42,607
   Principal payments on capital lease obligations                                 (219)              (245)
   Revolving credit agreement, net                                              (17,882)               319
   Dividend payment on preferred stock                                              (19)               (19)
   Advances from TransAmerican and affiliates to TARC                            12,003              2,075
   Debt issue costs                                                              (2,725)            (1,038)
                                                                              ---------          ---------
          Net cash provided by financing activities                              31,495             52,263
                                                                              ---------          ---------
          Increase (decrease) in cash and cash equivalents                      (11,182)               (57)
Beginning cash and cash equivalents                                              24,179             14,114
                                                                              ---------          ---------
Ending cash and cash equivalents                                              $  12,997          $  14,057
                                                                              =========          =========





     See accompanying notes to condensed consolidated financial statements.

                        TRANSAMERICAN ENERGY CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


1.  GENERAL

        TransAmerican Energy Corporation (the "Company" or "TEC") was formed on July 12, 1994 to hold 55 million shares of common stock (74.3% of outstanding shares) of TransTexas Gas Corporation ("TransTexas") and all of the outstanding capital stock of TransAmerican Refining Corporation ("TARC"). TransAmerican Natural Gas Corporation ("TransAmerican") contributed 55 million shares of TransTexas common stock and all of the capital stock of TARC to the Company in connection with the public offering of TARC's senior secured notes (the "TARC Notes"). The Company then contributed 15 million of these shares (20.3% of the total outstanding) of TransTexas common stock to TARC. In March 1996, TARC sold 4.55 million shares (6.2% of the total outstanding) of TransTexas common stock in public offerings. The condensed consolidated financial statements include the financial statements of TransTexas and TARC on a wholly-owned basis. Once TransTexas is in a positive equity position, 19.8% of the results of its operations will be allocated to nonaffiliates. Capitalized terms used herein and not otherwise defined are as defined in the respective Annual Reports on Form 10-K of TransTexas, TARC and the Company for the fiscal year ended January 31, 1997. The condensed consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods. Interim results of operations are not necessarily indicative of the results that may be expected for the year ending January 31, 1998. The financial information presented herein should be read in conjunction with the financial statements and notes included in the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1997.

        In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings per Share ("SFAS 128") and Statement of Financial Accounting Standards No. 129, Disclosure of Information about Capital Structure ("SFAS 129"). These statements will be adopted by the Company effective January 31, 1998. SFAS 128 simplifies the computation of earnings per share by replacing primary and fully diluted presentations with the new basic and diluted disclosures. SFAS 129 establishes standards for disclosing information about an entity's capital structure. The Company does not believe the effect of adoption of these statements will have a material impact on its financial statements.

        In October 1996, the American Institute of Certified Public Accountants issued Statement of Position 96-1, Environmental Remediation Liabilities ("SOP 96-1"), which establishes new accounting and reporting standards for the recognition and disclosure of environmental remediation liabilities. SOP 96-1 was adopted by the Company effective February 1, 1997. The Company does not believe the effect of adoption of SOP 96-1 will have a material impact on its financial position, results of operations or cash flows.

        As of April 30, 1997, the respective indentures of TransTexas and TARC contained restrictions that substantially limit the Company's ability to use the assets of one entity to satisfy the liabilities of the other. Accordingly, the condensed consolidated financial statements should be read in conjunction with the separate condensed financial statements of TransTexas and TARC filed on their respective quarterly reports on Form 10-Q for the three months ended April 30, 1997.

                        TRANSAMERICAN ENERGY CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                                  (UNAUDITED)


        Below is selected financial information for each consolidated entity (in millions of dollars):

                                                                    April 30, 1997
                                             -----------------------------------------------------------
                                                                         Consolidation
       Balance Sheet Data                     TARC       TransTexas          Entries        Consolidated
       ------- ----- ----                    --------    ----------      -------------      ------------
        Working capital (deficit)            $  (60.1)   $       7.6      $       --        $     (52.5)
        Total assets                            608.4        1,114.3             (7.0)          1,715.7
        Long-term debt                          440.3          925.8              --            1,366.1
        Stockholder's equity (deficit)           62.3         (106.1)            22.2             (21.6)


                                                  Three Months Ended April 30, 1997
                                             -----------------------------------------------------------
                                                                         Consolidation
       Operations Data                        TARC       TransTexas          Entries        Consolidated
       ---------------                       --------    ----------      -------------      ------------
        Revenues                             $    --     $      82.4      $     (0.4)       $      82.0
        Operating income (loss)                 (13.9)           1.3             --               (12.6)
        Net income (loss)                       (19.0)         (14.5)            1.9              (31.6)

       Cash Flow Data
       --------------

        Operating                               (11.9)          92.0             0.1               80.2
        Investing                               (18.8)        (104.0)            --              (122.8)
        Financing                                31.4            0.1             --                31.5



        Following consummation of the TEC Notes Offering and the transactions described below, TEC's only source of funds for its holding company operations and debt service will be from approximately $50 million in working capital currently held by TEC, payments on the Intercompany Loans (described below), dividends from its subsidiaries, interest on funds on the Disbursement Account (defined below), payments made by TARC on behalf of TEC pursuant to the Services Agreement (as defined) and, in limited circumstances as permitted by the Indenture, sales of stock TEC holds in its subsidiaries.

        During the two years following the TEC Notes Offering, TEC anticipates that its annual cash needs for holding company operations will be approximately $2.0 million, which TEC expects to be paid on its behalf by TARC pursuant to the Services Agreement, and TEC's annual cash interest expense will be approximately $54.6 million. In addition, TEC and its subsidiaries will pay $2.5 million in the aggregate per year to TransAmerican for advisory services and other benefits provided by TransAmerican. TransTexas will be required to pay TEC approximately $48.9 million in interest annually on the TransTexas Intercompany Loan. TEC expects to use this interest income together with income generated from its working capital and, to the extent necessary, its working capital to satisfy its cash needs, including its cash interest payments. If TEC incurs unforeseen expenses, there is no assurance that its capital resources will be sufficient to fund those expenses in addition to anticipated holding company expenses and debt service.

        The TEC Notes Indenture prohibits TEC from selling stock of TransTexas and TARC during the two years following consummation of the TEC Notes Offering unless the proceeds from such sales would be used to make an offer to purchase the TEC Notes. Consequently, during the two years following the consummation of the TEC Notes Offering, unless holders of the TEC Notes rejected all or a portion of any such offer to purchase, sales of such stock would not be a source of funds to supplement TEC's other resources in order to pay unforeseen expenses.

                        TRANSAMERICAN ENERGY CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                                  (UNAUDITED)


2.  RECENT EVENTS

        TEC NOTES OFFERING. On June 13, 1997, TEC completed a private offering (the "TEC Notes Offering") of $475 million aggregate principal amount of 11 1/2% Senior Secured Notes due 2002 (the "TEC Senior Secured Notes") and $1.13 billion aggregate principal amount of 13% Senior Secured Discount Notes due
2002 (the "TEC Senior Secured Discount Notes" and, together with the Senior Secured Notes, the "TEC Notes") for net proceeds of approximately $1.3 billion. The TEC Notes are senior obligations of TEC, secured by a lien on substantially all its existing and future assets, including the intercompany loans described below. The TEC Notes Indenture contains certain restrictive covenants, including, among others, limitations on incurring additional debt, asset sales, dividends and transactions with affiliates.

        The TEC Senior Secured Notes bear interest at a rate of 11 1/2% per annum payable semi-annually in cash in arrears on June 15 and December 15 of each year, commencing December 15, 1997. Principal on the TEC Senior Secured Discount Notes will accrete to 100% of the face value thereof by June 15, 1999. Commencing December 15, 1999, cash interest on the TEC Senior Secured Discount Notes will be payable semi-annually in arrears on June 15 and December 15 of each year at a rate of 13% per annum. The TEC Notes will mature on June 15, 2002. The TEC Notes are not redeemable prior to June 15, 2000, except that the Company may redeem, at its option, prior to June 15, 2000, up to 35% of the original aggregate principal amount of the TEC Senior Secured Notes and up to 35% of the accreted value of the TEC Senior Secured Discount Notes, at the redemption prices set forth in the indenture governing the TEC Notes (the "TEC Notes Indenture"), plus accrued and unpaid interest, if any, to and including the date of redemption, with the net proceeds of any equity offering. On or after June 15, 2000, the Notes will be redeemable at the option of TEC, in whole or in part, at the redemption prices set forth in the TEC Notes Indenture, plus accrued and unpaid interest, if any, to and including the date of redemption. Upon the occurrence of a Change of Control (as defined), TEC will be required to make an offer to purchase all of the outstanding TEC Notes at a price equal to 101% of the principal amount thereof, together with accrued and unpaid interest, if any, or, in the case of any such offer to purchase TEC Senior Secured Discount Notes prior to June 15, 1999, at a price equal to 101% of the accreted value thereof, in each case, to and including the date of purchase. In addition, TEC will be obligated, subject to certain conditions, to make an offer to purchase TEC Notes with Excess Cash (as defined) at a price equal to 105% of the principal amount of accreted value thereof, as applicable, if such purchase occurs on or prior to December 31, 1997, at a price equal to 108% of the principal amount or accreted value thereof, as applicable, if such purchase occurs during the period from January 1, 1998 through June 14, 2000, and thereafter at the redemption prices set forth in the TEC Notes Indenture in each case, together with accrued and unpaid interest, if any, to and including the date of purchase.

        INTERCOMPANY LOANS TO TRANSTEXAS AND TARC. With the proceeds of the TEC Notes Offering, TEC made intercompany loans to TransTexas in the principal amount of $450 million (the "TransTexas Intercompany Loan") and to TARC in the original amount of $676 million (the "TARC Intercompany Loan"). The promissory note evidencing the TransTexas Intercompany Loan (i) bears interest at a rate of 10 7/8% per annum, payable semi-annually in cash in arrears and (ii) is secured initially by a security interest in substantially all of the assets of TransTexas including the TransTexas Disbursement Account (described below), but excluding inventory, receivables and equipment. The promissory note evidencing the TARC Intercompany Loan (i) accretes principal at a rate of 16% per annum, compounded semi-annually, until June 15, 1999 to a final accreted value of $920 million, and thereafter pays interest semi-annually in cash in arrears on the accreted value thereof, at a rate of 16% per annum and (ii) is secured initially by a security interest in substantially all of TARC's assets including the Disbursement Account (described below) but excluding inventory, receivables and equipment. Each Intercompany Loan will mature on June 1, 2002. The Intercompany Loan agreements contain certain restrictive covenants, including, among others, limitations on incurring additional debt, asset sales, dividends and transactions with affiliates. TARC used approximately $103 million of the proceeds of the TARC Intercompany Loan to repay certain indebtedness including senior secured notes of TARC that were issued in March 1997 and debt owed to an affiliate, and to complete the TARC Notes Tender Offer described below. Remaining proceeds will be used for the Capital Improvement Program described below and for general corporate purposes.

                        TRANSAMERICAN ENERGY CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                                  (UNAUDITED)



        Upon the occurrence of a Change of Control (as defined in the TEC Notes Indenture), TEC will be required to make an offer to purchase all of the outstanding TEC Notes at a price equal to 101% of the principal amount thereof, together with accrued and unpaid interest, if any, or, in the case of any such offer to purchase TEC Senior Secured Discount Notes prior to June 15, 1999, at a price equal to 101% of the accreted value thereof, in each case, to and including the date of purchase. Pursuant to the terms of the Intercompany Loans, TEC may require TARC and TransTexas to pay a pro rata share of the purchase price paid by TEC. See "Potential Effects of a Change of Control" in Note 5.

        TARC WARRANTS TENDER OFFER. On June 13, 1997, TEC completed a tender offer for the outstanding common stock purchase warrants of TARC ("TARC Warrants") at a price of $4.50 per warrant. Pursuant to the tender offer, TEC purchased 7,335,452 TARC Warrants for an aggregate purchase price of approximately $33 million. TARC intends to enter into a merger with one of its affiliates pursuant to which each remaining warrant would become exercisable (at an exercise price of $.01) to receive $4.51 of cash instead of one share of common stock of TARC.

        TARC EQUITY CONTRIBUTION. TEC intends to make a capital contribution to TARC in the amount of $226 million from the proceeds of the TransTexas dividend/share repurchase program (discussed below). The amount of this capital contribution will be retained initially in the Disbursement Account and contributed to TARC pursuant to the terms of the Disbursement Agreement. See
Note 4.

        DIVIDEND TO TRANSAMERICAN. TEC paid a dividend to TransAmerican in the amount of $23 million. A portion of the dividend was used to repay the debt of an affiliate, which had been secured by a pledge of 3.7 million shares of TransTexas common stock. In connection with the TEC Notes Offering, TransAmerican contributed the 3.7 million shares of TransTexas common stock to TEC.

        TEC PREFERRED STOCK REDEMPTION. TEC has called for redemption all of its outstanding preferred stock for an aggregate amount of $100,000, plus accrued and unpaid dividends.

        LOBO SALE. On May 29, 1997, TransTexas entered into and consummated a stock purchase agreement with an unaffiliated buyer (the "Lobo Sale Agreement"), with an effective date of March 1, 1997, to effect the sale (the "Lobo Sale") of the stock of TTC, its subsidiary that owned substantially all of TransTexas' Lobo Trend producing properties and related pipeline transmission system for a sales price of approximately $1.1 billion, subject to adjustments as provided for in the Lobo Sale Agreement. Purchase price adjustments were made for, among other things: the value of certain NGLs and stored hydrocarbons; the value of gas in TTC's pipeline; prepaid expenses relating to post-effective date operations; post-closing expenses related to pre-closing operations; the value of oil and gas produced and sold between the effective date of the Lobo Sale Agreement and closing (approximately $44 million); property defects; and estimated costs associated with liabilities discovered before closing. Purchase price adjustments made at the closing of the Lobo Sale are subject to a review, reconciliation and resolution process, which is expected to be completed within 105 days following the closing. With proceeds from the Lobo Sale, TransTexas repaid certain indebtedness and other obligations, including production payments, in an aggregate amount of approximately $84 million. The remaining net proceeds have been or will be used for the repurchase or redemption of the Senior Secured Notes, and for general corporate purposes.

        TRANSTEXAS SENIOR SECURED NOTES TENDER OFFER. On June 13, 1997, TransTexas completed a tender offer for its TransTexas Senior Secured Notes for 111 1/2% of their principal amount (plus accrued and unpaid interest). Approximately $785.4 million principal amount of Senior Secured Notes were tendered and accepted by TransTexas. TransTexas has also called the remaining Senior Secured Notes for redemption on June 30, 1997 pursuant to the terms of the Senior Secured Notes Indenture.

        TRANSTEXAS SUBORDINATED NOTES EXCHANGE OFFER. On June 19, 1997, TransTexas completed an exchange offer, pursuant to which it exchanged approximately $115.8 million aggregate principal amount of its 13 3/4% Senior Subordinated Notes due 2001 (the "TransTexas Subordinated Exchange Notes") for all of its outstanding 13 1/4% Senior Subordinated Notes due 2003 (the "TransTexas Subordinated Notes"). The indenture governing the TransTexas

                        TRANSAMERICAN ENERGY CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                                  (UNAUDITED)


Subordinated Exchange Notes (the "Subordinated Notes Indenture") contains certain restrictive covenants, including, among others, limitations on incurring additional debt, asset sales, dividends and transactions with affiliates.

        TRANSTEXAS DIVIDEND/SHARE REPURCHASE PROGRAM. TransTexas intends to implement a dividend and/or stock repurchase program pursuant to which it plans to pay a dividend on its common stock and/or repurchase common stock from its public stockholders and from its affiliates, including TEC and TARC, in an aggregate amount of approximately $400 million in dividends and the value of stock purchased. To the extent that TransTexas purchases shares of its common stock , it is anticipated that TransTexas will acquire four times the number of shares from its affiliated stockholders that it acquires from its public stockholders. Shares may be purchased through open market purchases, negotiated transactions or tender offers, or a combination of the above. It is anticipated that the price paid to affiliated stockholders will equal the weighted average price paid to purchase shares from the public stockholders.

       TARC NOTES TENDER OFFER. On June 13, 1997, TARC completed a tender offer (the "TARC Notes Tender Offer") for the (i) TARC Mortgage Notes for 112% of their principal amount (plus accrued and unpaid interest) and (ii) TARC Discount Notes for 112% of their accreted value. In connection with the TARC Notes Tender Offer, TARC has obtained consents from holders of the TARC Notes to certain waivers under, and amendments to the indenture governing the TARC Notes (the "TARC Notes Indenture"), which eliminate or modify certain of the covenants and other provisions contained in the TARC Notes Indenture. Approximately $423 million aggregate principal amount of TARC Mortgage Notes and TARC Discount Notes were tendered and accepted by TARC at a cost to TARC of approximately $437 million (including accrued interest and premiums). As a result of the TARC Notes Tender Offer, TARC expects to record a pretax extraordinary charge of approximately $85 million during the quarter ending July 31, 1997.

3.  CAPITAL IMPROVEMENT PROGRAM

        TARC's refinery is located in the Gulf Coast region along the Mississippi River, approximately 20 miles from New Orleans, Louisiana. TARC's business strategy is to modify, expand and reactivate its refinery and to maximize refining margins by converting low-cost, heavy, sour crude oils into high-value, light petroleum products including primarily gasoline and heating oil.

        In February 1995, TARC began a construction and expansion program designed to reactive the refinery and increase its complexity. From February 1995 through April 1997, TARC spent approximately $245 million on the construction and expansion program, procured a majority of the equipment required and completed substantially all of the process design engineering and a substantial portion of the remaining engineering necessary to complete this project.

        In connection with the TEC Notes Offering, the TARC Intercompany Loan and the TARC Notes Tender Offer, TARC has adopted a revised capital improvement program designed to increase the capacity and complexity of the refinery ("Capital Improvement Program"). The most significant projects include: (i) conversion of the visbreaker unit to a delayed coking unit to process vacuum tower bottoms into lighter petroleum products, (ii) modernization and upgrade of a fluid catalytic cracking unit to increase gasoline production capacity and allow the direct processing of low cost atmospheric residual feedstocks, and
(iii) upgrading and expanding hydrotreating, alkylation and sulfur recovery units to increase sour crude processing capacity. In addition, TARC plans to expand, modify and add other processing units, tankage and offsite facilities as part of the Capital Improvement Program. The Capital Improvement Program includes expenditures necessary to ensure that the refinery is in compliance with certain existing air and water discharge regulations and that gasoline produced will comply with federal standards. TARC will act as general contractor, but has engaged a number of specialty consultants and engineering and construction firms to assist TARC in completing the individual projects that comprise the Capital Improvement Program. Each of these firms was selected because of its specialized expertise in a particular process or unit integral to the Capital Improvement Program.

                        TRANSAMERICAN ENERGY CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                                  (UNAUDITED)


        The Capital Improvement Program will be executed in two phases. TARC estimates that Phase I will be completed at a cost of $223 million, will be tested and operational by September 30, 1998 and will result in the refinery having the capacity to process up to 200,000 BPD of sour crude oil. Phase II of the Capital Improvement Program includes the completion and start-up of the Fluid Catalytic Cracking Unit utilizing state-of-the-art MSCC(SM) technology and the installation of additional equipment expected to further improve operating margins by allowing for a significant increase in the refinery's capacity to produce gasoline. TARC estimates that Phase II will be completed at a cost of $204 million and will be tested and operational by July 31, 1999. The proceeds received or to be received by TARC from the TARC Intercompany Loan, the TransTexas dividend/share repurchase program and the equity contribution from TEC will include $427 million designated for use in the Capital Improvement Program, which TARC believes is adequate to fund the completion of the project. The foregoing estimates, as well as other estimates and projections herein, are subject to substantial revision upon the occurrence of future events, such as unavailability of financing, engineering problems, work stoppages and cost overruns over which TARC may not have any control, and there can be no assurance that any such projections or estimates will prove accurate.

4.  DISBURSEMENT AND COLLATERAL ACCOUNTS

        Pursuant to a disbursement agreement (the "Disbursement Agreement") among TARC, TEC, the TEC Indenture Trustee, Firstar Bank of Minnesota, as disbursement agent (the "Disbursement Agent"), and Baker & O'Brien, Inc., as construction supervisor (the "Construction Supervisor"), $208 million of the net proceeds from the sale of the TEC Notes was placed into accounts in the name of TARC and TEC (together, the "Disbursement Account") to be held and invested by the Disbursement Agent until needed from time to time to fund the Capital Improvement Program and TARC's operating expenses and working capital. Proceeds to TEC and TARC of approximately $300 million from the TransTexas dividend/share repurchase program will also be deposited in the Disbursement Account.

        The Disbursement Agent will make disbursements for the Capital Improvement Program out of the Disbursement Account in accordance with requests made by TARC and approved by the Construction Supervisor. The Construction Supervisor is required to review each such disbursement request by TARC. No disbursements may be made from the Disbursement Account for purposes other than the Capital Improvement Program other than (i) up to $1.5 million per month (except for December 1997, in which disbursements may be up to $4.5 million) to fund administrative costs and certain taxes and insurance payments, not in excess of $25.5 million in the aggregate; provided, that if less than $1.5 million is spent in any month (or less than $4.5 million is spent in December 1997) the amounts which may be disbursed in one or more subsequent months will be increased by the amount of such difference, (ii) up to $50 million for feedstock upon certification by the Construction Supervisor of the Mechanical Completion (as defined) of the Delayed Coking Unit and associated facilities, (ii) up to $19 million to pay interest on, and to redeem, repurchase, defease or otherwise retire the remaining TARC Notes and (iv) an initial disbursement of approximately $7 million. In addition, interest income from the Disbursement Account may be used for the Capital Improvement Program or disbursed to fund administrative and other costs of TARC and TEC.

        Pursuant to a disbursement agreement (the "TransTexas Disbursement Agreement") among TransTexas, TEC, the TEC Indenture Trustee, and Firstar Bank of Minnesota, N.A. as disbursement agent, approximately $400 million of the proceeds of the TransTexas Intercompany Loan was placed in an account (the "TransTexas Disbursement Account") to be held and invested by the disbursement agent until disbursed. Funds in the TransTexas Disbursement Account will be disbursed to TransTexas as needed to fund the dividend/share repurchase program. In addition, TransTexas may at any time request disbursement of interest earned on the funds in the TransTexas Disbursement Account.

        In March 1997, TARC issued $36 million of 15% senior secured notes due March 1998 to unaffiliated third parties. These notes were collateralized by a pledge of 5 million shares of TransTexas common stock. Proceeds from the issuance of these notes were deposited in a cash collateral account to be used for refinery construction and general corporate purposes. These notes were repaid in June 1997.

                        TRANSAMERICAN ENERGY CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                                  (UNAUDITED)


5.  COMMITMENTS AND CONTINGENCIES

    LEGAL PROCEEDINGS

         As part of the transfer of the natural gas exploration, production and transmission businesses of TransAmerican to TransTexas (the "Transfer"), TransTexas has succeeded to the potential liability, if any, of TransAmerican and certain subsidiaries in connection with certain of the lawsuits described below and claims related to the transferred properties.

         ALAMEDA. On May 22, 1993, Alameda Corporation ("Alameda") sued TransAmerican and John R. Stanley in the 234th Judicial District Court, Harris County, Texas, claiming that TransAmerican failed to account to Alameda for a share of the proceeds TransAmerican received in a 1990 settlement of litigation with El Paso Natural Gas Company ("El Paso"), and that TransAmerican has been unjustly enriched by its failure to share such proceeds with Alameda. The court granted Mr. Stanley's motion for summary judgment. On September 20, 1995, the jury rendered a verdict in favor of TransAmerican. Alameda appealed to the Fourteenth Court of Appeals, which affirmed the trial court judgment in favor of TransAmerican. Alameda filed a motion for rehearing on April 10, 1997 and TransAmerican responded. The court has not acted on Alameda's motion.

         ASPEN. TransAmerican brought suit on September 29, 1993 against Aspen Services, Inc. ("Aspen"), seeking an audit and accounting of drilling costs that Aspen had charged while providing drilling services to TransAmerican.
This suit is pending in the 215th Judicial District Court, Harris County, Texas. The parties' drilling agreement provided, among other things, that Aspen would receive payment for its drilling-related costs from the production and sale of gas from the wells that were drilled, and that the revenues that TransAmerican would otherwise receive from the wells would be reduced by the amounts received by Aspen. On July 19, 1995, Aspen filed a counterclaim and third party claim against TransAmerican, TransTexas, and affiliated entities, asserting, among other things, that these entities failed to make certain
payments and properly market the gas from these wells.   Aspen is seeking
damages in an unspecified amount, as well as certain equitable claims. In April 1997, the trial court ruled against Aspen on all of its claims and counterclaims.

         BRIONES. In an arbitration proceeding, Jesus Briones, a lessor, claimed that one of TransTexas' wells on adjacent lands had been draining natural gas from a portion of his acreage leased to TransTexas on which no well had been drilled. On October 31, 1995, the arbitrator decided that drainage had occurred. On June 3, 1996, the arbitrator issued a letter indicating that drainage damages would be awarded to Briones in the amount of approximately $1.4 million. The arbitrator entered his award of damages on June 27, 1996.
On July 3, 1996, TransTexas filed a petition in the 49th Judicial District Court, Zapata County, Texas, to vacate the arbitrator's award. Briones also filed its petition to confirm the arbitrator's award. In April 1997, the court granted Briones' motion for summary judgment. TransTexas intends to file a motion for a new trial after the court enters a final judgment.

         FARIAS. On February 15, 1996, Celita Suzana Farias filed a wrongful death action in the 93rd District Court, Hidalgo County, Texas, against TransTexas and one of its contractors for fatal injuries suffered by the plaintiff's husband at the Yzaguirre Heirs #3 Well on February 13, 1996. The plaintiff alleges the defendants operated a crane in such a manner that they were negligent and grossly negligent. The plaintiff seeks unspecified damages. On March 7, 1996, the mother of the deceased Company employee filed a petition in intervention also alleging negligence, gross negligence and malice and seeking unspecified damages. This litigation is in the discovery stage.

                        TRANSAMERICAN ENERGY CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                                  (UNAUDITED)


         FINKELSTEIN.   On  April  15,  1990,  H.S. Finkelstein filed suit
against TransAmerican in the 49th Judicial District Court, Zapata County, Texas, alleging that TransAmerican failed to pay royalties and improperly marketed oil and gas produced from certain leases. On September 27, 1994, the plaintiff added TransTexas as an additional defendant. On January 6, 1995, a judgment against TransAmerican and TransTexas was entered for approximately $18 million in damages, interest and attorneys' fees. TransTexas and TransAmerican appealed the judgment to the Fourth Court of Appeals, San Antonio, Texas, which affirmed the judgment on April 3, 1996. TransTexas and TransAmerican filed a motion for rehearing. On August 14, 1996, the Fourth Court of Appeals reversed the trial court judgment and rendered judgment in favor of TransAmerican and TransTexas. On August 29, 1996, Finkelstein filed a motion for stay and a motion for rehearing with the court. On October 9, 1996, the court denied Finkelstein's rehearing request. In November 1996, Finkelstein filed an application for writ of error with the Supreme Court of Texas.

         On April 22, 1991, Finkelstein filed a separate suit against TransAmerican and various affiliates in the 49th Judicial District Court, Zapata County, Texas, alleging an improper calculation of overriding royalties allegedly owed to the plaintiff and seeking damages and attorneys' fees in excess of $33.7 million. On November 18, 1993, the plaintiff added TransTexas as an additional defendant. The parties arbitrated this matter in January 1997. A decision from the arbitration panel has not been rendered.

         EEOC. On August 31, 1995, the U.S. Equal Employment Opportunity Commission ("EEOC") issued a Commissioner's Charge against TARC and Southeast Louisiana Contractors of Norco, Inc. (the "Commissioners Charge") pursuant to Sections 706 and 707 of Title VII of the Civil Rights Act of 1964, as amended, 42 U.S.C. Section 2000e et seq. ("Title VII"). In the Commissioner's Charge, the EEOC charged TARC and Southeast Louisiana Contractors of Norco, Inc. ("Southeast Contractors"), a subsidiary of TransAmerican, with engaging in unlawful discriminatory hiring and promotion practices based on race and gender. Each violation of Title VII, if proven, potentially could subject TARC and/or Southeast Contractors to liability for (i) monetary damages for backpay and/or front pay in an undetermined amount, and for compensatory damages and/or punitive damages in an amount that should not exceed $300,000, (ii) injunctive relief, (iii) attorney's fees, and/or (iv) interest. During the period covered by the Commissioner's Charge, TARC and Southeast Contractors estimate that they received a combined total of approximately 15,000 to 22,000 employment applications and hired (or rehired) a combined total of approximately 1,500 to 2,200 workers. TARC and Southeast Contractors have responded to the Commissioner's Charge and have denied engaging in any unlawful employment practices. TARC and Southeast Contractors have been cooperating fully with the EEOC in connection with its investigation. TARC and Southeast Contractors intend to vigorously defend against the allegations contained in the Commissioner's Charge in all proceedings before the EEOC and in any subsequent litigation. If TARC and/or Southeast Contractors are found liable for violations of Title VII based on the matters asserted in the Commissioner's Charge, TARC can make no assurance that such liability would not have a material adverse effect on the financial condition of TARC or TARC's ability to pay interest or principal on its debt.

         RINEHEART. On October 8, 1996, Carlton Gene Rineheart, et al., and as representative of a class of persons similarly situated, filed suit against 84 individuals and corporations, including TARC, in the U.S. District Court, Middle District of Louisiana alleging negligent and improper storage, handling, treatment, and disposal of hazardous materials from 1976 to the present at two sites in Iberville Parish, Louisiana. The suit claims damages for physical, mental, and property damage in the communities of Bayou Sorrel, Bayou Pigeon and Indian Village. TARC intends to vigorously defend this claim.

         GENERAL. TransTexas and TARC are also named defendants in other ordinary course, routine litigation incidental to their businesses. While the outcome of these other lawsuits cannot be predicted with certainty, the Company does not expect these matters to have a material adverse effect on its financial position. At April 30, 1997, the possible range of estimated losses related to all of the aforementioned claims in addition to the estimates accrued by TransTexas and TARC is $0 to $36 million. The resolution in any reporting period of one or more of these matters in a manner adverse to TARC or TransTexas could have a material adverse impact on the Company's results of operations or cash flows for that period.

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

         TARC uses (and in the past has used) certain materials, and generates (and in the past has generated) certain substances or wastes, that are or may be deemed hazardous substances or wastes. In the past, the refinery has been the subject of certain environmental enforcement actions, and has incurred certain fines, as a result of certain of TARC's operations. TARC also was previously subject to enforcement proceedings relating to its prior production of leaded gasoline and air emissions. TARC believes that, with minor exception, all of these past matters were resolved prior to or in connection with the resolution of the bankruptcy proceedings of its predecessor in interest, TransAmerican, or are no longer applicable to TARC's operations. As a result, TARC believes that such matters will not have a material adverse effect on TARC's future results of operations, cash flow or financial position.

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

         In addition, the Environmental Protection Agency ("EPA") promulgated National Emission Standards for Hazardous Air Pollutants for Hazardous Organics (the "Hazardous Organics NESHAPS") regulations for petroleum refineries under the Clean Air Act in 1995, and subsequently has amended such regulations.
These regulations set "Maximum Achievable Control Technology ("MACT") standards for petroleum refineries. The Louisiana Department of Environmental Quality (the "LDEQ") has incorporated MACT standards into TARC's air permits under federal and state air pollution prevention laws. TARC believes that compliance with the Hazardous Organics NESHAPS will not have a material adverse effect on TARC's financial position, results of operations or cash flow. However, until the refinery is in full operation, there can be no assurance that the regulations will not have such an effect.

                        TRANSAMERICAN ENERGY CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                                  (UNAUDITED)


         The EPA recently promulgated federal regulations pursuant to the Clean Air Act to control fuels and fuel additives (the "Gasoline Standards") that could have a material adverse effect on TARC. Under the new regulations, only reformulated gasoline can be sold in certain domestic geographic areas in which the EPA has mandated or approved its use. Reformulated gasoline must contain a minimum amount of oxygen, have a lower vapor pressure, and have reduced sulfur, olefins, benzene and aromatics compared to the average 1990 gasoline. The number and extent of the areas subject to reformulated gasoline standards may increase in the future if the EPA's National Ambient Air Quality Standards ("NAAQS") proposals for particulate matter and ozone are implemented. Conventional gasoline may be used in all other domestic markets; however, a refiner's post-1994 average conventional gasoline must not be more polluting than it was in 1990. With limited exceptions, to determine its compliance as of January 1, 1995, a refiner must compare its post-1994 and 1990 average values of controlled fuel parameters and emissions. The Gasoline Standards recognize that many gasoline refiners may not be able to develop an individual 1990 baseline for a number of reasons, including, for example, lack of adequate data or the absence or limited scope of operations in 1990. Under such circumstances, the refiner must use a statutory baseline reflecting the 1990 industry average. The EPA has authority, upon a showing of extenuating circumstances by a refiner, to grant an individual adjusted baseline or other appropriate regulatory relief to that refiner.

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

         CLEANUP MATTERS. TARC also is subject to federal, state, and local laws, regulations, and ordinances that impose liability for the costs of clean up relating to, and certain damages resulting from, past spills, disposals, or other releases of hazardous substances ("Hazardous Substance Cleanup Laws"). Over the past several years, TARC has been, and to a limited extent continues to be, engaged in environmental cleanup or remedial work relating to or arising out of operations or activities at the refinery. In addition, TARC has been engaged in upgrading its solid waste facilities, including the closure of several waste management units. Similar to numerous other industrial sites in the state, the refinery has been listed by the LDEQ on the Federal Comprehensive Environmental Response, Compensation and Liability Information System, as a result of TARC's prior waste management activities (as discussed below).

         In 1991, the EPA performed a facility assessment at TARC's refinery pursuant to the Federal Resource Conservation and Recovery Act ("RCRA"). The EPA performed a follow up assessment in March 1996, but has not yet issued a report of its investigations. In July 1996, the EPA and LDEQ agreed that the LDEQ would serve as the lead agency with respect to the investigation and remediation of areas of concern identified in the investigation. TARC, under a voluntary initiative approved by the LDEQ, has submitted a work plan to the LDEQ to determine which areas may require further investigation and remediation. The LDEQ has not yet responded to TARC's submission or issued any further requests relating to this matter. As a result, TARC is unable at this time to estimate what the costs, if any, will be if the LDEQ does require further investigation or remediation of the areas identified.

                        TRANSAMERICAN ENERGY CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                                  (UNAUDITED)


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

         At one Superfund site, TARC has submitted information to the EPA indicating that it should have no liability for this matter, and negotiations are continuing. With respect to the remaining two sites, TARC's liability for each such matter has not been determined, and TARC anticipates that it may incur costs related to the cleanup (and possibly including additional costs arising in connection with any recovery action brought pursuant to such matters) at each such site. After a review of the data available to TARC regarding the basis of TARC's alleged liability at each site, and based on various factors, which depend on the circumstances of the particular Superfund site (including, for example, the relationship of TARC to each such site, the volume of wastes TARC is alleged to have contributed to each such site in comparison to other PRPs without giving effect to the ability of any other PRPs to contribute to or pay for any liabilities incurred, and the range of likely cleanup costs at each such site), TARC does not believe its ultimate liabilities will be significant; however, it is not possible to determine the ultimate environmental liabilities, if any, that may arise from the matters discussed above.

    PURCHASE COMMITMENTS

         TARC has various purchase commitments for materials, supplies and services incidental to the ordinary course of business and for the Capital Improvement Program. As of April 30, 1997, TARC had commitments for refinery construction and maintenance of approximately $50 million. TARC acts as general contractor and can generally cancel or postpone capital projects.

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

                        TRANSAMERICAN ENERGY CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                                  (UNAUDITED)


         In April 1997, TARC entered into a commitment to purchase 0.6 million barrels of feedstock at $24.68 per barrel plus interest at 8.25%, demurrage, bank fees and other related costs. TARC accrued a loss of approximately $5.1 million on this commitment as of April 30, 1997.

         In April 1996, TARC entered into a processing agreement with another third party to process feedstocks. For the three months ended April 30, 1997, TARC processed approximately 6.4 million barrels of feedstocks and as of April 30, 1997, was storing approximately 1.0 million barrels of intermediate and refined products under this agreement. TARC also entered into processing agreements with this third party to process approximately 1.1 million barrels of the third party's feedstocks for a fixed price per barrel. As of April 30, 1997, TARC recorded a net gain of approximately $0.2 million related to these processing arrangements primarily as a result of income on the fixed fee processing agreement.

    PRODUCTION PAYMENTS

         In April 1997, TransTexas sold to an unaffiliated third party a term overriding royalty in the form of a dollar-denominated production payment in certain of TransTexas' producing properties for net proceeds of $20 million. The production payment calls for the repayment of the primary sum plus an amount equivalent to a 16% annual interest rate on the unpaid portion of such primary sum.

    HEDGING AGREEMENTS

         From time to time, TransTexas enters into commodity price swap agreements (the "Hedge Agreements") to reduce its exposure to price risk in the spot market for natural gas. The Hedge Agreements are accounted for as hedges and accordingly, any gains or losses are deferred and recognized in the respective month as physical volumes are sold. For the three months ended April 30, 1997, TransTexas incurred net settlement losses pursuant to the Hedge Agreements of approximately $4.6 million. As of April 30, 1997, TransTexas had one Hedge Agreement with a Settlement Date of June 1997 and a settlement cost of approximately $5 million.

    LETTER OF CREDIT

         In January 1996, TransTexas entered into a reimbursement agreement with an unaffiliated third party pursuant to which the third party caused a $20 million letter of credit to be issued to collateralize a supersedeas bond on behalf of TransTexas. If there is a draw under the letter of credit, TransTexas is required to reimburse the third party within 60 days. TransTexas has agreed to issue up to 8.6 million shares of common stock of TransTexas to the third party if this contingent obligation to such third party becomes fixed and remains unpaid for 60 days. TransTexas does not believe that this contingency will occur. If the obligation becomes fixed, and alternative sources of capital are not available, TransTexas could elect to sell shares of TransTexas' common stock prior to the maturity of the obligation and use the proceeds of such sale to repay the third party. Based on TransTexas' current capitalization, the issuance of shares of TransTexas' common stock to satisfy this obligation would result in deconsolidation of TransTexas for federal income tax purposes.

    POTENTIAL TAX LIABILITY

         Part of the refinancing of TransAmerican's debt in 1993 involved the cancellation of approximately $65.9 million of accrued interest and of a contingent liability for interest of $102 million owed by TransAmerican. TransAmerican has taken the federal tax position that the entire amount of this debt cancellation is excluded from its income under the cancellation of indebtedness provisions (the "COD Exclusion") of the Internal Revenue Code of 1986, as amended, and has reduced its tax attributes (including its net operating loss and credit carryforwards) as a consequence of the COD Exclusion. No federal tax opinion was rendered with respect to this transaction, however, and TransAmerican has not obtained a ruling from the Internal Revenue Service (the "IRS") regarding this transaction. TransTexas believes that there is substantial legal authority to support the position that the COD Exclusion applies to

                        TRANSAMERICAN ENERGY CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                                  (UNAUDITED)


the cancellation of TransAmerican's indebtedness.   However, due to factual and
legal uncertainties, there can be no assurance that the IRS will not challenge this position, or that such challenge would not be upheld. Under an agreement between TransTexas, TransAmerican and certain of TransAmerican's subsidiaries (the "Tax Allocation Agreement"), TransTexas has agreed to pay an amount equal to any federal tax liability (which would be approximately $25.4 million) attributable to the inapplicability of the COD Exclusion. Any such tax would be offset in future years by alternative minimum tax credits and retained loss and credit carryforwards to the extent recoverable from TransAmerican. As a member of the TNGC Consolidated Group (defined below), each of TransTexas, TEC and TARC will be severally liable for any tax liability resulting from the above-described transactions. The IRS has commenced an audit of the consolidated federal income tax returns of the TNGC Consolidated Group for its taxable years ended July 31, 1994 and 1995. Because the audit is in its initial stages, it is not possible to predict the scope of the IRS' review or whether any tax deficiencies will be proposed by the IRS as a result of its review.

         Based upon independent legal advice, TransTexas has determined that it will not report any significant federal income tax liability as a result of the Lobo Sale. There are, however, significant uncertainties regarding TransTexas' tax position and no assurance can be given that TransTexas' position will be sustained if challenged by the IRS. TransTexas is part of an affiliated group for tax purposes (the "TNGC Consolidated Group"), which includes TNGC Holdings Corporation, the sole stockholder of TransAmerican. No letter ruling has been or will be obtained from the IRS regarding the Lobo Sale by any member of the TNGC Consolidated Group. If the IRS were to successfully challenge TransTexas' position, each member of the TNGC Consolidated Group would be severally liable under the consolidated tax return regulations for the resulting taxes, in the estimated amount of up to $230 million (assuming the use of existing tax attributes of the TNGC Consolidated Group), possible penalties equal to 20% of the amount of the tax, and interest at the statutory rate (currently 9%) on the tax and penalties (if any). The Tax Allocation Agreement has been amended so that TransAmerican will become obligated to fund the entire tax deficiency (if any) resulting from the Lobo Sale. There can be no assurance that TransAmerican would be able to fund any such payment at the time due and the other members of the TNGC Consolidated Group, thus, may be required to pay the tax. TransTexas expects to reserve approximately $75 million with respect to the potential tax liability for financial reporting purposes to reflect a portion of the federal tax liability that TransAmerican might not be able to pay. If TransTexas were required to pay this tax deficiency, it is likely that it would be required to sell significant assets or raise additional debt or equity capital to fund the payment.

         TEC and TARC, both subsidiaries of TransAmerican, currently own approximately 59% and 14%, respectively, of the outstanding common stock of TransTexas. These shares are pledged as collateral for TEC's outstanding debt securities. Upon completion of the Dividend/Share Repurchase Program and other Transactions, it is anticipated that TEC will own approximately 70% of the outstanding common stock of TransTexas, TransAmerican will own approximately 11% of TransTexas' common stock and TARC will no longer own any of TransTexas' common stock.

         Under certain circumstances, TransAmerican or TEC may sell or otherwise dispose of shares of common stock of the Company. If, as a result of any sale or other disposition of the Company's common stock, the aggregate ownership of TransTexas by members of the TNGC Consolidated Group (excluding TransTexas) is less than 80% (measured by voting power and value), TransTexas will no longer be a member of the TNGC Consolidated Group for federal tax purposes ("Deconsolidation") and, with certain exceptions, will no longer be obligated under the terms and conditions of, or entitled to the benefits of, the Tax Allocation Agreement. Further, if TEC or TARC sells or otherwise transfers any stock of TARC, or issues any options, warrants or other similar rights relating to such stock, outside of the TNGC Consolidated Group, which represents more than 20% of the voting power or equity value of TARC, then a
Deconsolidation of TARC would occur.   A Deconsolidation of TARC would result
in a Deconsolidation of TransTexas if the TNGC Consolidated Group, excluding TARC, does not then own at least 80% of the voting power and equity value of TransTexas. Upon a Deconsolidation of TransTexas, members of the TNGC Consolidated Group that own TransTexas' common stock could incur a substantial amount of federal income tax liability. If such Deconsolidation occurred during the fiscal year ending January 31, 1998, the aggregate amount of this tax liability is estimated to be between $175 million and $200 million, assuming no reduction for tax attributes of the TNGC Consolidated Group. However, such tax liability generally would be substantially reduced or eliminated in the event that the IRS successfully challenged TransTexas' position on the Lobo Sale. Each member of a consolidated group filing a consolidated federal income tax return is severally liable to the IRS for the consolidated federal income tax

                        TRANSAMERICAN ENERGY CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                                  (UNAUDITED)


liability of the consolidated group. There can be no assurance that each TNGC Consolidated Group member will have the ability to satisfy any tax obligation attributable to the Transactions at the time due and, therefore, other members of the group, including TEC, TransTexas or TARC, may be required to pay the tax.

         Generally, under the Tax Allocation Agreement, if net operating losses of TransTexas are used by other members of the TNGC Consolidated Group, then TransTexas is entitled to the benefit (through reduced current taxes payable) of such losses in later years to the extent TransTexas has taxable income, remains a member of the TNGC Consolidated Group and the other group members have the ability to pay such taxes. If TransAmerican, TEC, or TARC transfers shares of common stock of TransTexas (or transfers options or other rights to acquire such shares) and, as a result of such transfer, Deconsolidation of TransTexas occurs, TransTexas would not thereafter receive any benefit pursuant to the Tax Allocation Agreement for net operating losses of TransTexas used by other members of the TNGC Consolidated Group prior to the Deconsolidation of TransTexas.

         TransTexas is required, under the Tax Allocation Agreement, to pay any Texas franchise tax (which is estimated not to exceed $11.4 million) attributable to prior year transactions. TransTexas paid approximately $5.4 million of such tax as of the closing of the Lobo Sale and will pay a substantial amount of the remaining tax within the ensuing 12-month period.

    POTENTIAL EFFECTS OF A CHANGE OF CONTROL

         The Subordinated Notes Indenture provides that, upon the occurrence of a Change of Control, each holder of the TransTexas Subordinated Exchange Notes will have the right to require TransTexas to repurchase such holder's notes at 101% of the principal amount thereof plus accrued and unpaid interest.
Pursuant to the terms of the TransTexas Intercompany Loan, upon the occurrence of a Change of Control, TEC would have the right to require TransTexas and TARC to repay the principal of the TransTexas Intercompany Loan in an amount equal to a pro rata share of the amount TEC is required to pay under the TEC Notes Indenture. Such pro rata share would be calculated using the ratio of the outstanding principal amount of the TransTexas Intercompany Loan (or, for TARC, the accreted value of the outstanding principal amount of the TARC Intercompany
Loan) to the sum of (i) the outstanding principal amount of the TransTexas Intercompany Loan plus (ii) the accreted value of the outstanding principal amount of the TARC Intercompany Loan. A Change of Control would be deemed to occur under the Subordinated Notes Indenture in the case of certain changes or other events in respect of the ownership of TransTexas, including any circumstances pursuant to which any person or group other than John R. Stanley and his wholly owned subsidiaries or the TEC Indenture Trustee is or become the beneficial owner of more than 50% of the total voting power of TransTexas' then outstanding voting stock and during the 90-day period thereafter the rating on the notes is downgraded or withdrawn. A Change of Control would be deemed to occur under the Indenture, the TransTexas Intercompany Loan and the TARC Intercompany Loan in the case of certain changes or other events in respect of the ownership or control of TEC, TransTexas, or TARC including any circumstance pursuant to which (i) any person or group, other than John R. Stanley and his wholly-owned subsidiaries or the TEC Indenture Trustee is or becomes the beneficial owner of more than 50% of the total voting power of TEC's then outstanding voting stock, or (iii) TEC or any of its subsidiaries own some of TransTexas' or TARC's capital stock, respectively, but less than 50% of the total voting stock or economic value of TransTexas or TARC, respectively, unless the TEC Notes have an investment grade rating for the period of 120 days thereafter. The term "person," as used in the definition of Change of Control, means a natural person, company, government or political subdivision, agency or instrumentality of a government and also includes a "group," which is defined as two or more persons acting as a partnership, limited partnership or other group. In addition, certain changes or other events in respect of the ownership or control of TransTexas that do not constitute a Change of Control under the Subordinated Notes Indenture of the Indenture may result in a "change of control" of TransTexas under the terms of TransTexas' credit facility (the "BNY Facility") and certain equipment financing. Such an occurrence could create an obligation for TransTexas to repay such other indebtedness. At April 30, 1997, TransTexas had approximately $24.3 million of indebtedness (excluding the Senior Secured Notes and the Subordinated Notes) subject to such right of repayment or repurchase. In the event of a Change of Control under the TEC Notes Indenture or a "change of control" under the terms of other outstanding indebtedness, there can be no assurance that TransTexas or TARC will have sufficient funds to satisfy any such payment obligations.

                        TRANSAMERICAN ENERGY CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                                  (UNAUDITED)


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

    LOBO SALE

         Pursuant to the Lobo Sale, TransTexas is required to indemnify the buyer for certain liabilities related to the assets owned by TTC. Although TransTexas does not anticipate that it will incur any material indemnity liability, no assurance can be given that TransTexas will have sufficient funds to satisfy any such indemnity obligation or that any payment thereof will not have a material adverse effect on its ability to fund its debt service, capital expenditure and working capital requirements.

6.  OTHER CURRENT ASSETS

         The major components of other current assets are as follows (in thousands of dollars):

                                                                          April 30,         January 31,
                                                                            1997                1997
                                                                         -----------        -----------
     Prepayments:
       Trade                                                              $    6,820        $    9,580
       Insurance                                                               2,165             2,913
     Deferred loss on commodity price swap agreements                         --                 8,276
     Other                                                                     5,212             4,869
                                                                          ----------        ----------
                                                                          $   14,197        $   25,638
                                                                          ==========        ==========

                        TRANSAMERICAN ENERGY CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                                  (UNAUDITED)


7.  ACCRUED LIABILITIES

    The major components of accrued liabilities are as follows (in thousands of dollars):

                                                                          April 30,          January 31,
                                                                             1997                1997
                                                                          ---------          -----------
     Royalties                                                            $  22,584          $   27,607
     Taxes other than income taxes                                            9,022              13,501
     Accrued interest                                                        41,058              20,978
     Payroll                                                                  7,122               6,012
     Litigation settlements and other                                         9,704               1,263
     Settlement values of commodity price swap agreements                     5,000              13,276
     Insurance                                                                8,196               7,840
     Other                                                                   14,300               8,384
                                                                          ---------          ----------
                                                                          $ 116,986          $   98,861
                                                                          =========          ==========


         Included in litigation settlements and other are certain non-recurring costs associated with the Lobo Sale.

8.  OTHER LIABILITIES

         The major components of other liabilities are as follows (in thousands of dollars):

                                                                          April 30,         January 31,
                                                                             1997               1997
                                                                          ----------        -----------
     Litigation settlements and accruals                                  $    7,317         $    9,641
     Short-term obligations expected to be refinanced:
         Litigation settlements                                               --                  2,500
         Accrued capital expenditures                                         --                 19,738
     Other                                                                     1,617              1,112
                                                                          ----------         ----------
                                                                          $    8,934         $   32,991
                                                                          ==========         ==========


         During the months of April and May 1997, TransTexas obtained additional financing in the aggregate amount of approximately $45.8 million, of which approximately $26.5 million remains outstanding. Proceeds from these transactions, net of current maturities, were used to pay the obligations listed above under the caption "Short-term obligations expected to be refinanced" and general corporate purposes.

                        TRANSAMERICAN ENERGY CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                                  (UNAUDITED)


9.  SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

         The following information reflects the Company's noncash investing and financing activities (in thousands of dollars):

                                                                       Three Months Ended
                                                                            April 30,
                                                                   ---------------------------
                                                                      1997              1996
                                                                   ----------       ----------
     Accounts payable for property and equipment                   $   51,339       $   53,803

     Interest accretion on TARC Notes capitalized
       in property and equipment                                       14,826           11,687

     Capital lease obligations incurred for property
       and equipment                                                       --               --

     Product financing arrangements                                        --          (11,022)


10. LITIGATION SETTLEMENTS

         BENTSEN. On August 13, 1990, Calvin R. Bentsen, et al. filed suit against TransAmerican and Mr. Stanley in the 139th Judicial District Court, Hidalgo County, Texas, seeking a portion of the El Paso settlement proceeds, and an accounting of monies allegedly owed to them, claiming that TransAmerican produced gas that belonged to them without their knowledge and that TransAmerican entered into an oral agreement with them which entitled them to receive a portion of the El Paso settlement proceeds. This case was settled in April 1997.

         COASTAL. On October 28, 1991, The Coastal Corporation ("Coastal") filed an action against TransAmerican that was consolidated in the 49th Judicial District Court, Webb County, Texas, alleging breach of contract and tortious interference related to two gas sales contracts and a transportation agreement, seeking unspecified actual and punitive damages and injunctive relief. On April 22, 1994, the court entered a judgment adverse to TransAmerican and TransTexas requiring them to pay $1.3 million plus $0.7 million in attorneys' fees to Coastal. On May 29, 1996, the Court of Appeals affirmed the judgment. In December 1996, the Supreme Court of Texas declined to hear the appeal. The judgment was paid on May 27, 1997. Coastal executed a Release of Judgment and Judgment Lien which will be recorded in Webb and Zapata Counties.

         FROST. On November 10, 1994, Frost National Bank filed suit against TransTexas in the 111th Judicial District Court, Webb County, Texas, seeking a declaratory judgment determination that TransTexas failed to properly and accurately calculate royalties under a lease. The plaintiff had demanded $10 million plus interest. This case was settled in May 1997.

                        TRANSAMERICAN ENERGY CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                                  (UNAUDITED)


11. CREDIT AGREEMENTS

         TransTexas and BNY Financial Corporation ("BNY") entered into an Amended and Restated Accounts Receivable Management and Security Agreement ("BNY Facility") for a $40 million line of credit. The line of credit is collateralized by accounts receivable and inventory of TransTexas and is guaranteed by John R. Stanley. The amount outstanding under the line of credit as of April 30, 1997 was $8.4 million. In connection with the Lobo Sale, TransTexas and BNY entered into a waiver agreement pursuant to which BNY consented to the Lobo Sale and agreed to continue to make discretionary advances during the 60-day period following the closing of the Lobo Sale. At the end of such 60-day period, the BNY Facility will terminate if not previously amended. TransTexas expects to enter into an amendment that will allow it to borrow up to $40 million based on the amount of its accounts
receivable.   Based on anticipated accounts receivable levels, TransTexas estimates average amounts available under the facility will approximate $25 million during the next twelve months.

12. TRANSACTIONS WITH AFFILIATES

         In December 1994, TransTexas entered into an interruptible gas sales agreement with TransAmerican, revenues from which totaled approximately $10.4
million for the three months ended April 30, 1996.   TransAmerican did not
purchase any gas from TransTexas for the three months ended April 30, 1997. The receivable from TransAmerican for natural gas sales totaled approximately $13.6 million at April 30, 1997. Pursuant to this agreement, interest accrues on all unpaid balances at a rate of prime plus 2% per annum. All amounts owed under the agreement were paid on June 13, 1997.

         TransTexas sells natural gas to TARC under an interruptible long-term sales contract. Revenues from TARC under this contract totaled approximately $0.2 million and $0.3 million for the three months ended April 30, 1997 and 1996, respectively. The receivable from TARC for natural gas sales totaled approximately $3.9 million at April 30, 1997. TARC purchases natural gas from TransTexas on an interruptible basis. The total cost of natural gas purchased for the three months ended April 30, 1997 and 1996 was approximately $0.2 million and $0.3 million, respectively.

         Since July 1996, TTEX has made advances to TransAmerican pursuant to the terms of a $25 million promissory note due July 31, 1998 that bears interest, payable quarterly, at 15% per annum. The principal amount outstanding under this promissory note totaled approximately $25 million at
April 30, 1997.   The note was repaid on June 13, 1997.

         In July 1996, TARC executed a promissory note to TransAmerican for up to $25 million. The note bore interest at a rate of 15% per annum, payable quarterly beginning October 31, 1996. As of April 30, 1997, the entire $25 million was outstanding under the note. On November 1, 1996, TARC executed an additional $25 million promissory note to TransAmerican which bore interest at 15% per annum, payable quarterly beginning December 31, 1996 (together with the first promissory note, the "TransAmerican Notes"). In February 1997, the November 1996 promissory note was replaced with a $50 million note bearing interest at an annual rate of 15%. At April 30, 1997, TARC had approximately $56.4 million in principal amount outstanding under both of these notes. TransAmerican waived any default occurring as a result of TARC's failure to make the scheduled interest payment provided for in the notes. All amounts outstanding under the TransAmerican Notes were repaid on June 13, 1997.

         Southeast Contractors provides construction personnel to TARC in connection with TARC's expansion and construction program. These construction workers are temporary employees, and the number and composition of the workforce will vary throughout TARC's expansion and construction program. Southeast Contractors charges TARC

                        TRANSAMERICAN ENERGY CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                                  (UNAUDITED)


for the direct costs it incurs (which consist solely of employee payroll and benefits) plus administrative costs and fees of up to $2.0 million per year. Total labor costs charged by Southeast Contractors for the three months ended April 30, 1997 and 1996 were $2.2 million and $0.9 million, respectively, of which $2.0 million and $1.8 million were payable at April 30, 1997 and January 31, 1997, respectively.

       TransTexas has provided accounting and legal services to TARC and TEC and drilling and workover, administrative and procurement, accounting, legal, lease operating, and gas marketing services to TransAmerican pursuant to a services agreement. TransTexas has provided general commercial legal services and certain accounting services (including payroll, tax, and treasury services) to TARC and TEC for a fee of $26,000 per month. TARC expects its general and administrative expenses to increase significantly when the refinery commences more complex operations. At TransAmerican's request, TransTexas, at its election, has provided drilling and workover services. The receivable from TransAmerican under the services agreement was approximately $5.1 million at April 30, 1997. The receivable was paid and the services agreement was terminated in June 1997.

       On June 13, 1997, a new services agreement was entered into among TransAmerican, TEC, TARC and TransTexas. Under the new services agreement, TransTexas will provide accounting, legal, administrative and other services to TARC, TEC and TransAmerican and its affiliates. TransAmerican will provide advisory services to TransTexas, TARC and TEC. TARC will pay to TransTexas approximately $300,000 per month for services rendered to, and for allocated expenses paid by TransTexas on behalf of TARC and TEC. TEC and its subsidiaries will pay $2.5 million in the aggregate per year to TransAmerican for advisory services and benefits provided by TransAmerican.

       In order to facilitate the settlement of certain litigation in May 1996, TransTexas advanced to TransAmerican $16.4 million of the settlement amount in exchange for a note receivable. The amount outstanding under this note totaled approximately $7 million at April 30, 1997. The note was repaid on June 13, 1997.

       TransTexas has made various advances to TransAmerican in an aggregate amount of approximately $7 million for lease purchases and other corporate expenses. The entire amount was outstanding at April 30, 1997. This amount was repaid on June 13, 1997.

       On June 13, 1997, the Transfer Agreement was amended to eliminate TransAmerican's indemnity obligations to TransTexas.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The consolidated financial statements of TEC reflect the results of operations of TEC's wholly and majority owned subsidiaries, TARC and TransTexas. As of April 30, 1997, TransTexas conducted its operations through two industry segments: exploration and production ("E&P"), and gas transportation ("Transportation"). The E&P segment explores for, develops, produces and markets natural gas, condensate and natural gas liquids. The Transportation segment engages in intrastate natural gas transportation and marketing. TARC's single business segment is refining and storage operations ("Refining"). As described in Note 1 to the condensed consolidated financial statements, transactions between TransTexas and TARC are significantly restricted. The following discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto of the Company included elsewhere in this report.

E&P AND TRANSPORTATION

    RESULTS OF OPERATIONS

         TransTexas' results of operations are dependent upon natural gas production volumes and unit prices from sales of natural gas, condensate and NGLs. The profitability of TransTexas also depends on the volume of natural gas it gathers and transports, its ability to minimize finding and lifting costs and maintaining its reserve base while maximizing production.

         TransTexas' operating data for the three months ended April 30, 1997 and 1996, is as follows:

                                                                                  Three Months Ended
                                                                                       April 30,
                                                                                  -------------------
                                                                                   1997        1996
                                                                                  -------     -------
Sales volumes:
  Gas (Bcf) (1)                                                                      35.4        36.2
  NGLs (MMgal)                                                                       47.4        48.2
  Condensate (MBbls)                                                                  275         164
Average prices:
  Gas (dry)  (per Mcf) (2)                                                        $  1.67     $  2.03
  NGLs (per gallon)                                                                   .30         .31
  Condensate (per Bbl)                                                              20.08       20.03
  Number of gross wells drilled                                                        29          52
  Percentage of wells completed                                                        72%         75%

______________________
(1)  Sales volumes for the three months ended April 30, 1997 and 1996 include
     7.2 Bcf and 5.9 Bcf, respectively, delivered pursuant to volumetric production payments.
(2) Average price for the three months ended April 30, 1997 and 1996 includes amounts delivered under volumetric production payments. The average gas price for TransTexas' undedicated production for these periods was $1.80 per Mcf and $2.18 per Mcf, respectively. Gas prices do not include the effect of hedging agreements.

         A summary of TransTexas' operating expenses is set forth below (in millions of dollars):

                                                                                   Three Months Ended
                                                                                        April 30,
                                                                                 ----------------------
                                                                                   1997         1996
                                                                                 ---------   ----------
Operating costs and expenses:
   Lease                                                                         $     8.0   $      6.7
   Pipeline                                                                            8.2          8.2
   Natural gas liquids                                                                10.9         12.5
                                                                                 ---------   ----------
                                                                                      27.1         27.4
Taxes other than income taxes (1)                                                      5.2          5.2
                                                                                 ---------   ----------
   Total                                                                         $    32.3   $     32.6
                                                                                 =========   ==========

-----------------------------
(1) Taxes other than income taxes include severance, property, and other taxes.

      TransTexas' average depletion rates have been as follows:

                                                                                 Three Months Ended
                                                                                      April 30,
                                                                                 ------------------
                                                                                  1997        1996
                                                                                 -------     ------
   Depletion rates (per Mcfe)                                                    $  1.05     $  .09
                                                                                 =======     ======

          TransTexas' Consolidated EBITDA, as defined in the TransTexas Senior Secured Notes Indenture, which consists of TransTexas' earnings before consolidated fixed charges (including capitalized interest and the interest component of rent expense totaling approximately $5.0 million and $3.9 million for the quarters ended April 30, 1997 and 1996, respectively, income taxes, depreciation, depletion, and amortization are set forth below (in millions of dollars):

                                                                                 Three Months Ended
                                                                                      April 30,
                                                                                 -------------------
                                                                                  1997        1996
                                                                                 ------      -------
   Consolidated EBITDA                                                           $ 36.9       $ 57.2
                                                                                 ======       ======



    THREE MONTHS ENDED APRIL 30, 1997, COMPARED WITH THE THREE MONTHS ENDED APRIL 30, 1996

         Gas, condensate and NGLs revenues for the three months ended April 30, 1997 decreased $6.9 million from the comparable prior year quarter, due primarily to decreases in gas and NGL sales prices. The average monthly prices received per Mcf of gas, excluding amounts dedicated to volumetric production payments, ranged from $2.29 to $1.49 in the three months ended April 30, 1997, compared to a range of $2.45 to $2.04 in the same period in the prior year. As of April 30, 1997, TransTexas had a total of 872 producing wells compared to 1,020 at April 30, 1996. NGL sales volumes decreased as a result of decreases in the volumes of natural gas processed. Transportation revenues increased $1.1 million over the prior year quarter due to increases in volumes transported through TransTexas' pipeline system.

         Lease operating expenses for the quarter ended April 30, 1997 increased $1.3 million over the comparable prior year period primarily due to increased salt water disposal charges. Pipeline operating expenses were unchanged from the same period in the prior year. NGLs cost decreased $1.6 million from the comparable quarter in the prior year due to decreases in the cost and volumes of natural gas processed. Depreciation, depletion and amortization expense for the three months ended April 30, 1997 increased $3.5 million due to a $0.15 increase in the depletion rate, offset in part by a decrease in TransTexas' undedicated natural gas production. General and administrative expenses increased $7.7 million in the three months ended April 30, 1997, due primarily to certain nonrecurring accruals associated with the Lobo Sale and increases in wages and benefits.

         Interest income for the three months ended April 30, 1997 increased approximately $0.6 million over the comparable prior year period due to increased cash balances in the current quarter resulting from the issuance of the Subordinated Notes in December 1996. Interest expense increased $3.1 million over the same period of the prior year primarily as a result of the accretion of interest on the Subordinated Notes, offset in part by an increase in the amount of interest capitalized in connection with the acquisition of undeveloped leasehold acreage.

    LIQUIDITY AND CAPITAL RESOURCES

          TransTexas makes substantial capital expenditures for the exploration, development and production of natural gas. TransTexas historically has financed its capital expenditures, debt service and working capital requirements with cash from operations, public and private offerings of debt and equity securities, the sale of production payments, asset sales, its accounts receivable revolving credit facilities and other financings. Cash flow from operations is sensitive to the prices TransTexas receives for its natural gas. TransTexas from time to time enters into commodity price swap agreements to reduce its exposure to price risk in the spot market for natural gas. See Note 5 of Notes to Condensed Consolidated Financial Statements included elsewhere in this report. Proceeds from natural gas sales are received at approximately the same time that production related burdens, such as royalties, production taxes and drilling program obligations are payable. TransTexas' leverage and debt covenants may limit its ability to obtain additional financings.

          For the three months ended April 30, 1997, total capital expenditures were $95 million, including $21 million for lease acquisitions, $56 million for drilling and development and $18 million for TransTexas' gas gathering and pipeline system and other equipment and seismic acquisitions. TransTexas anticipates total capital expenditures of approximately $220 million in fiscal 1998, of which approximately $180 million will be used for drilling and development, and $20 million for TransTexas' gas gathering and pipeline system and other equipment and seismic acquisitions, and $20 million for lease acquisitions. If capital expenditures are higher than anticipated, cash flow from operations is lower than anticipated, additional asset sales or financings are not completed or certain contingent obligations of TransTexas become fixed, TransTexas may not have sufficient funds for capital expenditures necessary to replace its reserves or to maintain production at current levels and, as a result, production may decrease over time.

         On May 29, 1997, TransTexas entered into and consummated a stock purchase agreement with an unaffiliated buyer (the "Lobo Sale Agreement"), with an effective date of March 1, 1997, to effect the sale (the "Lobo Sale") of the stock of TTC, its subsidiary that owned substantially all of TransTexas' Lobo Trend producing properties and related pipeline transmission system, for a sales price of approximately $1.1 billion, subject to adjustments as provided for in the Lobo Sale Agreement. Purchase price adjustments were made for, among other things: the value of certain NGLs and stored hydrocarbons; the value of gas in TTC's pipeline; prepaid expenses relating to post-effective date operations; post-closing expenses related to pre-closing operations; the value of oil and gas produced and sold between the effective date of the Lobo Sale Agreement and closing (approximately $44 million); property defects; and estimated costs of associated with liabilities discovered before closing. Purchase price adjustments made at the closing of the Lobo Sale are subject to a review, reconciliation and resolution process, which is expected to be completed within 105 days following the closing. With proceeds from the Lobo Sale, TransTexas repaid certain indebtedness and production payments in an aggregate amount of approximately $84 million. The remaining net proceeds have been or will be used for the redemption or repurchase of the Senior Secured Notes and for general corporate purposes.

          On June 13, 1997, TEC completed a private offering (the "TEC Offering") of $475 million aggregate principal amount of 11 1/2% Senior Secured Notes due 2002 (the "TEC Senior Secured Notes") and $1.13 billion aggregate principal amount of 13% Senior Secured Discount Notes due 2002 (the "TEC Senior Secured Discount Notes" and, together with the TEC Senior Secured Notes, the "TEC Notes") for net proceeds of approximately $1.3 billion.

         With the proceeds of the TEC Offering, TEC made intercompany loans to TransTexas in the principal amount of $450 million (the "TransTexas
Intercompany Loan") and to TARC in the original amount of $676 million (the "TARC Intercompany Loan"). The promissory note evidencing the TransTexas Intercompany Loan (i) bears interest at a rate of 10 7/8% per annum, payable semi-annually in cash in arrears and (ii) is secured initially by a security interest in substantially all of the assets of TransTexas including the TransTexas Disbursement Account described below, but excluding inventory, receivables and equipment. The promissory note evidencing the TARC Intercompany Loan (i) accretes principal at the rate of 16% per annum, compounded semi-annually, until June 15, 1999 to a final accreted value of $920 million, and thereafter pays interest semi-annually in cash in arrears on the accreted value thereof, at a rate of 16% per annum and (ii) is secured initially by a security interest in substantially all of TARC's assets other than inventory, receivables and equipment. The Intercompany Loans will mature on June 1, 2002. The Intercompany Loan agreements contain certain restrictive covenants, including, among others, limitations on incurring additional debt, asset sales, dividends and transactions with affiliates. Upon the occurrence of a Change of Control (as defined), TEC will be required to make an offer to purchase all of the outstanding TEC Notes at a price equal to 101% of the principal amount thereof, together with accrued and unpaid interest, if any, or, in the case of any such offer to purchase the TEC Senior Secured Discount Notes prior to June 15, 1999, at a price equal to 101% of the accreted value thereof, in each case, to and including the date of purchase. Pursuant to the terms of the Intercompany Loans, TEC may require TransTexas and TARC to pay a pro rata share of the purchase price paid by TEC. See "Potential Effects of a Change of Control."

         On June 13, 1997, TransTexas completed a tender offer for its Senior Secured Notes for 111 1/2% of their principal amount (plus accrued and unpaid interest). Approximately $785.4 million principal amount of Senior Secured Notes were tendered and accepted by TransTexas. TransTexas has called the Senior Secured Notes remaining outstanding for redemption on June 30, 1997 pursuant to the terms of the Senior Secured Notes Indenture.

         On June 18, 1997, TransTexas completed an exchange offer, pursuant to which it exchanged approximately $115.8 million aggregate principal amount of its 13 3/4% Senior Subordinated Notes due 2001 (the "Subordinated Exchange Notes") for all of the Subordinated Notes. The Subordinated Exchange Notes pay interest in cash semi-annually in arrears each June 30 and December 31, commencing December 31, 1997. The indenture governing the TransTexas Subordinated Exchange Notes (the "Subordinated Notes Indenture") contains certain restrictive covenants, including, among others, limitations on incurring additional debt, asset sales, dividends and transactions with affiliates.

         TransTexas intends to implement a dividend and/or stock repurchase program pursuant to which it plans to pay a dividend on its common stock and/or repurchase common stock from its public stockholders and from its affiliates, including TEC and TARC, in an aggregate amount of approximately $400 million in dividends and the value of stock purchased. To the extent that TransTexas purchases shares of its common stock , it is anticipated that TransTexas will acquire four times the number of shares from its affiliated stockholders than it acquires from its public stockholders. Shares may be purchased through open market purchases, negotiated transactions or tender offers, or a combination of the above. It is anticipated that the price paid to affiliated stockholders will equal the weighted average price paid to purchase shares from the public stockholders.

          TransTexas and BNY Financial Corporation ("BNY") entered into an Amended and Restated Accounts Receivable Management and Security Agreement ("BNY Facility") for a $40 million line of credit. The line of credit is collateralized by accounts receivable and inventory of TransTexas and is guaranteed by John R. Stanley. The amount outstanding under the line of credit as of April 30, 1997 was $8.4 million. In connection with the Lobo Sale, TransTexas and BNY entered into a waiver agreement pursuant to which BNY consented to the Lobo Sale and agreed to continue to make discretionary advances during the 60-day period following the closing of the Lobo Sale. At the end of such period, the BNY Facility will terminate if not previously amended. TransTexas expects to enter into an amendment that will allow it to borrow up to $40 million based on a percentage of amount of its accounts receivables. Based on anticipated accounts receivable levels, TransTexas estimates average amounts available under the facility will approximate $25 million during the next twelve months.

         During the months of April and May 1997, TransTexas obtained additional financing in the aggregate amount of approximately $45.8 million, of which approximately $26.5 million remains outstanding. Proceeds from these transactions, net of current maturities, were used to pay certain short-term obligations.

    CONTINGENT LIABILITIES

          TransTexas has significant contingent liabilities, including liabilities with respect to litigation matters as described above. These matters, individually and in the aggregate, amount to significant potential liability which, if adjudicated in a manner adverse to TransTexas in one reporting period, could have a material adverse effect on TransTexas' cash flow or operations for that period. Although the outcome of these contingencies or the probability of the occurrence of these contingencies cannot be predicted with certainty, TransTexas does not expect these matters to have a material adverse effect on its financial position.

         In January 1996, TransTexas entered into a reimbursement agreement with an unaffiliated third party pursuant to which the third party caused a $20 million letter of credit to be issued to collateralize a supersedeas bond on behalf of TransTexas. If there is a draw under the letter of credit, TransTexas is required to reimburse the third party within 60 days. TransTexas has agreed to issue up to 8.6 million shares of common stock of TransTexas to the third party if this contingent obligation to such third party becomes fixed and remains unpaid for 60 days. TransTexas does not believe that this contingency will occur. If the obligation becomes fixed, and alternative sources of capital are not available, TransTexas could elect to sell shares of TransTexas' common stock prior to the maturity of the obligation and use the proceeds of such sale to repay the third party. Based on TransTexas' current capitalization, the issuance of shares of TransTexas' common stock to satisfy this obligation would result in deconsolidation of TransTexas for federal income tax purposes.

         Pursuant to the Lobo Sale, TransTexas is required to indemnify the buyer for certain liabilities related to the assets owned by TTC. Although TransTexas does not anticipate that it will incur any material indemnity liability, no assurance can be given that TransTexas will have sufficient funds to satisfy any such indemnity obligation or that any payment thereof will not have a material adverse effect on its ability to fund its debt service, capital expenditure and working capital requirements.

    POTENTIAL TAX LIABILITY

         Part of the refinancing of TransAmerican's debt in 1993 involved the cancellation of approximately $65.9 million of accrued interest and of a contingent liability for interest of $102 million owed by TransAmerican. TransAmerican has taken the federal tax position that the entire amount of this debt cancellation is excluded from its income under the cancellation of indebtedness provisions (the "COD Exclusion") of the Internal Revenue Code of 1986, as amended, and has reduced its tax attributes (including its net operating loss and credit carryforwards) as a consequence of the COD Exclusion. No federal tax opinion was rendered with respect to this transaction, however, and TransAmerican has not obtained a ruling from the Internal Revenue Service (the "IRS") regarding this transaction. TransTexas believes that there is substantial legal authority to support the position that the COD Exclusion applies to the cancellation of TransAmerican's indebtedness. However, due to factual and legal uncertainties, there can be no assurance that the IRS will not challenge this position, or that such challenge would not be upheld. Under an agreement between TransTexas, TransAmerican and certain of TransAmerican's subsidiaries (the "Tax Allocation Agreement"), TransTexas has agreed to pay an amount equal to any federal tax liability (which would be approximately $25.4 million) attributable to the inapplicability of the COD Exclusion. Any such tax would be offset in future years by alternative minimum tax credits and retained loss and credit carryforwards to the extent recoverable from TransAmerican. As a member of the TNGC Consolidated Group (defined below), each of TransTexas, TEC and TARC will be severally liable for any tax liability resulting from the above-described transactions. The IRS has commenced an audit of the consolidated federal income tax returns of the TNGC Consolidated Group for its taxable years ended July 31, 1994 and 1995. Because the audit is in its initial stages, it is not possible to predict the scope of the IRS' review or whether any tax deficiencies will be proposed by the IRS as a result of its review.

         Based upon independent legal advice, TransTexas has determined that it will not report any significant federal income tax liability as a result of the Lobo Sale. There are, however, significant uncertainties regarding TransTexas' tax position and no assurance can be given that TransTexas' position will be sustained if challenged by the IRS. TransTexas is part of an affiliated group for tax purposes (the "TNGC Consolidated Group"), which includes TNGC Holdings Corporation, the sole stockholder of TransAmerican. No letter ruling has been or will be obtained from the IRS regarding the Lobo Sale by any member of the TNGC Consolidated Group. If the IRS were to successfully challenge TransTexas' position, each member of the TNGC Consolidated Group would be severally liable under the consolidated tax return regulations for the resulting taxes, in the estimated amount of up to $230 million (assuming the use of existing tax attributes of the TNGC Consolidated Group), possible penalties equal to 20% of the amount of the tax, and interest at the statutory rate (currently 9%) on the tax and penalties (if any). The Tax Allocation Agreement has been amended so that TransAmerican will become obligated to fund the entire tax deficiency (if any) resulting from the Lobo Sale. There can be no assurance that TransAmerican would be able to fund any such payment at the time due and the other members of the TNGC Consolidated Group, thus, may be required to pay the tax. TransTexas expects to reserve approximately $75 million with respect to the potential tax liability for financial reporting purposes to reflect a portion of the federal tax liability that TransAmerican might not be able to pay. If

TransTexas were required to pay this tax deficiency, it is likely that it would be required to sell significant assets or raise additional debt or equity capital to fund the payment.

         TEC and TARC, both subsidiaries of TransAmerican, currently own approximately 59% and 14%, respectively, of the outstanding common stock of TransTexas. These shares are pledged as collateral for TEC's outstanding debt securities. Upon completion of the Dividend/Share Repurchase Program and other Transactions, TEC will own approximately 70% of the outstanding common stock of TransTexas, TransAmerican will own approximately 11% of TransTexas' common stock and TARC will no longer own any of TransTexas' common stock.

         Under certain circumstances, TransAmerican or TEC may sell or otherwise dispose of shares of common stock of the Company. If, as a result of any sale or other disposition of the Company's common stock, the aggregate ownership of TransTexas by members of the TNGC Consolidated Group (excluding TransTexas) is less than 80% (measured by voting power and value), TransTexas will no longer be a member of the TNGC Consolidated Group for federal tax purposes ("Deconsolidation") and, with certain exceptions, will no longer be obligated under the terms and conditions of, or entitled to the benefits of, the Tax Allocation Agreement. Further, if TEC or TARC sells or otherwise transfers any stock of TARC, or issues any options, warrants or other similar rights relating to such stock, outside of the TNGC Consolidated Group, which represents more than 20% of the voting power or equity value of TARC, then a Deconsolidation of TARC would occur. A deconsolidation of TARC would result in a Deconsolidation of TransTexas if the TNGC Consolidated Group, excluding TARC, does not own at least 80% of the voting power and equity value of TransTexas. Upon a Deconsolidation of TransTexas, members of the TNGC Consolidated Group that own TransTexas' common stock could incur a substantial amount of federal income tax liability. If such Deconsolidation occurred during the fiscal year ending January 31, 1998, the aggregate amount of this tax liability is estimated to be between $175 million and $200 million, assuming no reduction for tax attributes of the TNGC Consolidated Group. However, such tax liability generally would be substantially reduced or eliminated in the event that the IRS successfully challenged TransTexas' position on the Lobo Sale. Each member of a consolidated group filing a consolidated federal income tax return is severally liable to the IRS for the consolidated federal income tax liability of the consolidated group. There can be no assurance that each TNGC Consolidated Group member will have the ability to satisfy any tax obligation attributable to the Transactions at the time due and, therefore, other members of the group, including TEC, TransTexas or TARC, may be required to pay the tax.

         Generally, under the Tax Allocation Agreement, if net operating losses of TransTexas are used by other members of the TNGC Consolidated Group, then TransTexas is entitled to the benefit (through reduced current taxes payable) of such losses in later years to the extent TransTexas has taxable income, remains a member of the TNGC Consolidated Group and the other group members have the ability to pay such taxes. If TransAmerican, TEC or TARC transfers shares of common stock of TransTexas (or transfers options or other rights to acquire such shares) and, as a result of such transfer, Deconsolidation of TransTexas occurs, TransTexas would not thereafter receive any benefit pursuant to the Tax Allocation Agreement for net operating losses of TransTexas used by other members of the TNGC Consolidated Group prior to the Deconsolidation of TransTexas.

          TransTexas is required, under the Tax Allocation Agreement, to pay any Texas franchise tax (which is estimated not to exceed $11.4 million) attributable to prior year transactions. TransTexas paid approximately $5.4 million of such tax as of the closing of the Lobo Sale and will pay a substantial amount of the remaining tax within the ensuing 12-month period.

    POTENTIAL EFFECTS OF CHANGE OF CONTROL

         The Subordinated Notes Indenture provides that, upon the occurrence of a Change of Control, each holder of the TransTexas Subordinated Exchange Notes will have the right to require TransTexas to repurchase such holder's notes at 101% of the principal amount thereof plus accrued and unpaid interest.
Pursuant to the terms of the TransTexas Intercompany Loan, upon the occurrence of a Change of Control, TEC would have the right to require TransTexas to repay the principal of the TransTexas Intercompany Loan in an amount equal to a pro rata share of the amount TEC is required to pay under the TEC Notes Indenture. Such pro rata share would be calculated using the ratio of the outstanding principal amount of the TransTexas Intercompany Loan to the sum of (i) the outstanding principal amount of the TransTexas Intercompany Loan plus (ii) the accreted value of the outstanding principal amount of the TARC Intercompany Loan. A Change of Control would be deemed to occur under the Subordinated Notes Indenture in the case of certain changes or other events in respect of the ownership of TransTexas, including any circumstances pursuant to which any person or group other than John R. Stanley and his wholly owned subsidiaries or the TEC Indenture Trustee is or become the beneficial owner of more than 50% of the total voting power of TransTexas' then outstanding voting stock, and during the 90-day period thereafter the rating on the notes is downgraded or withdrawn. A Change of Control would be deemed to occur under the TransTexas Intercompany Loan in the case of certain changes or other events in respect of the ownership or control of TEC, TransTexas, or TARC including any circumstance pursuant to which (i) any person or group, other than John R. Stanley and his wholly-owned subsidiaries or the TEC Indenture Trustee is or becomes the beneficial owner of more than 50% of the total voting power of TEC's then outstanding voting stock, or (iii) TEC or any of its subsidiaries own some of TransTexas' or TARC's capital stock, respectively, but less than 50% of the total voting stock or economic value of TransTexas or TARC, respectively, unless the TEC Notes have an investment grade rating for the period of 120 days thereafter. The term "person," as used in the definition of Change of Control, means a natural person, company, government or political subdivision, agency or instrumentality of a government and also includes a "group," which is defined as two or more persons acting as a partnership, limited partnership or other group. In addition, certain changes or other events in respect of the ownership or control of TransTexas that do not constitute a Change of Control under the TEC Notes Indenture may result in a "change of control" of TransTexas under the terms of TransTexas' credit facility (the "BNY Facility") and certain equipment financing. Such an occurrence could create an obligation for TransTexas to repay such other indebtedness. At April 30, 1997, TransTexas had approximately $24.3 million of indebtedness (excluding the Senior Secured Notes and the TransTexas Subordinated Exchange Notes) subject to such right of repayment or repurchase. In the event of a Change of Control under the TEC Notes Indenture or a "change of control" under the terms of other outstanding indebtedness, there can be no assurance that TransTexas will have sufficient funds to satisfy any such payment obligations.

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

REFINING

    RESULTS OF OPERATIONS

    GENERAL

         TARC's refinery was inoperative from January 1983 through February 1994. During this period, TARC's revenues were derived primarily from tank rentals and its expenses consisted of maintenance and repairs, tank rentals, general and administrative expenses and property taxes. TARC commenced partial operations at the refinery in March 1994 and has operated the No. 2 Vacuum Unit intermittently since that time. TARC may operate the No. 2 Crude Unit and the No. 2 Vacuum Unit if market conditions are favorable. TARC's decision to commence or suspend operations is based on the availability of financing, current operating margins and the need to tie-in units as they are completed. TARC does not consider its historical results to be indicative of future results.

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

         TARC currently believes, based on estimates of refining margins and current estimates for costs of the expansion and modification of the refinery, that future undiscounted cash flows will be sufficient to recover the cost of the refinery over its estimated useful life as well as the costs of related identifiable intangible assets. Management believes there have been no events or changes in circumstances that would require the recognition of an impairment loss. However, due to the inherent uncertainties in estimating future refining margins, and in constructing and operating a large scale refinery, there can be no assurance that TARC will ultimately recover the cost of the refinery. Management believes that the book value of the refinery is in excess of its current estimated fair market value.

    THREE MONTHS ENDED APRIL 30, 1997, COMPARED WITH THE THREE MONTHS ENDED APRIL 30, 1996

         There were no revenues for the three months ended April 30, 1997 as compared to $10.9 million in revenues from the processing of feedstocks for sale to third parties for the same period in 1996.

         There were no costs of products sold for the three months ended April 30, 1997 as compared to $13.4 million for the same period in 1996 for the purchase of feedstocks for processing.

         Gross margins from processing arrangements were $0.2 million and ($1.9) million for the three months ended April 30, 1997 and 1996, respectively. As discussed below in "Liquidity and Capital Resources," positive margins were primarily due to income from fixed fee processing agreements and negative margins were primarily due to price management activities.

         Operations and maintenance expense for the three months ended April 30, 1997 increased to $3.6 million from $3.0 million for the same period in 1996, primarily due to an increase in the utilization of outside labor.

         Depreciation and amortization expense for the three months ended April 30, 1997 decreased to $1.7 million from $1.8 million for the same period in 1996, primarily due to the full amortization of intangible assets during 1996.

         General and administrative expenses increased to $2.7 million for the three months ended April 30, 1997 from $2.1 million for the same period in 1996, primarily due to increased insurance expense.

         Taxes other than income taxes for the three months ended April 30, 1997 increased to $0.9 million from $0.4 million for the same period in 1996, primarily due to increased property tax expense.

         Loss on purchase commitment for the three months ended April 30, 1997 consists of a $5.1 million loss related to a commitment to purchase 0.6 million barrels of feedstock.

         Interest income for the three months ended April 30, 1997 remained consistent with the same period in 1996. Interest expense, net for the three months ended April 30, 1997 increased $2.2 million, due primarily to interest on the promissory notes to TransAmerican and the senior secured notes. During the three months ended April 30, 1997, TARC capitalized approximately $18.8 million of interest related to property and equipment additions at TARC's refinery compared to $16.6 million for the three months ended April 30, 1996.

         The equity in earnings (loss) of TransTexas for the three months ended April 30, 1997 and 1996 of ($2.1) million and $1.0 million, respectively, reflects TARC's equity interest in TransTexas.

LIQUIDITY AND CAPITAL RESOURCES

         TARC is not currently operating the completed units of the refinery because market conditions make limited operations uneconomic. Although TARC has no current plans to commence regular refinery operations before completion of the Delayed Coking Unit, if market conditions become favorable, TARC could resume limited processing operations. TARC, however, anticipates that, until completion of the Delayed Coking Unit, its capital needs will be limited to expenditures for the Capital Improvement Program, for general and administrative expenses and refinery maintenance costs.

         In March 1997, TARC issued $36 million principal amount of 15% senior secured notes due 1998 to unaffiliated third parties. These notes were secured by a pledge of 5 million shares of TransTexas common stock. Proceeds from the issuance of these notes have been or will be used for construction at the refinery and general corporate purposes. These notes were repaid in June 1997.

         Following completion of the transactions described in Note 2 to Notes to Condensed Financial Statements, TARC and TEC will have deposited approximately $529 million into the Disbursement Account. Of these funds, $427 million will be available only for the Capital Improvement Program, approximately $25.5 million will be available for general and administrative expenses, $7 million will be available for outstanding accounts payable, $50 million will be available for working capital upon completion of the Delayed Coking Unit and certain supporting units and approximately $19 million will be available pay interest installments on, or for the redemption, purchase, defeasance or other retirement of, the remaining TARC Notes. TARC's estimated capital expenditures for the Capital Improvement Program are $201 million, $210 million, and $16 million, respectively, during the remainder of fiscal 1998, and the fiscal years ending January 31, 1999 and 2000. If engineering problems, cost overruns or delays occur and other financing sources are not available, TARC may not be able to complete both phases of the Capital Improvement Program.

         On June 13, 1997, TEC completed a private offering (the "TEC Notes Offering") of $475 million aggregate principal amount of 11 1/2% Senior Secured Notes due 2002 (the "TEC Senior Secured Notes") and $1.13 billion aggregate principal amount of 13% Senior Secured Discount Notes due 2002 (the "TEC Senior Secured Discount Notes" and, together with the TEC Senior Secured Notes, the "TEC Notes") for net proceeds of approximately $1.3 billion. The TEC Notes are senior obligations of TEC, secured by a lien on substantially all its existing and future assets, including the intercompany loans described below.

         With the proceeds of the TEC Notes Offering, TEC made an intercompany loan to TARC in the original amount of $676 million. The TARC Intercompany Loan will accrete to June 15, 1999 to a fully accreted value of $920 million and cash interest will thereafter accrue at a rate of 16% per annum, payable semi-annually, and will mature on June 1, 2002. The TARC Intercompany Loan Agreement contains certain restrictive covenants including, among others, limitations on incurring additional debt, asset sales, dividends and transactions with affiliates. If TARC's cash flow from operations is insufficient to pay interest as it becomes payable on the TARC
Intercompany Loan, TARC may be required to sell any shares of TransTexas common stock owned by it or attempt to sell debt or equity securities of TARC. There can be no assurance that proceeds from such sales would be adequate to pay interest due. See Note 2 and Note 6 of Notes to Condensed Consolidated Financial Statements.

         On June 13, 1997, TEC completed a tender offer for all of the outstanding common stock purchase warrants of TARC ("TARC Warrants") at a price of $4.50 per warrant. Pursuant to the tender offer, TEC purchased 7,335,452 TARC Warrants for an aggregate purchase price of approximately $33 million. TARC intends to enter into a merger with one of its affiliates pursuant to which each remaining warrant would become exercisable (at an exercise price of $.01) to receive $4.51 of cash instead of one share of common stock of TARC.

         TEC intends to make a capital contribution to TARC in the aggregate amount of $226 million from the proceeds of the TEC Notes Offering and the TransTexas dividend/share repurchase program (discussed below). The amount of this capital contribution will be retained initially in the Disbursement
Account and contributed to TARC pursuant to the terms of the Disbursement Agreement. See Note 4 to Notes to Condensed Consolidated Financial Statements.

          On June 13, 1997, TARC completed a tender offer for the (i) TARC Mortgage Notes for 112% of their principal amount (plus accrued and unpaid interest) and (ii) TARC Discount Notes for 112% of their accreted value. In connection with the TARC Notes Tender Offer, TARC has obtained consents from holders of the TARC Notes to certain waivers under, and amendments to the indenture governing the TARC Notes (the "TARC Notes Indenture"), which eliminate or modify certain of the covenants and other provisions contained in the TARC Notes Indenture. Approximately $423 million aggregate principal amount of TARC Mortgage Notes and TARC Discount Notes were tendered and accepted by TARC at a cost to TARC of approximately $437 million (including accrued interest and premiums). As a result of the TARC Notes Tender Offer, TARC expects to record a pretax extraordinary charge of approximately $85 million during the quarter ending July 31, 1997.

         TransTexas intends to implement a dividend and/or stock repurchase program pursuant to which it plans to pay a dividend on its common stock and/or repurchase common stock from its public stockholders and from its affiliates, including TEC and TARC, in an aggregate amount of approximately $400 million in dividends and the value of stock purchased. To the extent that TransTexas purchases shares of its common stock, it is anticipated that TransTexas will acquire four times the number of shares from its affiliated stockholders that it acquires from its public stockholders. Shares may be purchased through open market purchases, negotiated transactions or tender offers, or a combination of the above. It is anticipated that the prices paid to affiliated stockholders will equal the weighted average price paid to purchase shares from the public stockholders.

         The TEC Notes Indenture permits TARC to obtain a revolving credit facility but places certain limitations on TARC's ability to incur other indebtedness. In order to operate the refinery at expected levels after the completion of Phase I of the Capital Improvement Program, TARC will require additional working capital. TARC and a lender are currently discussing the terms of a revolving credit facility, but there can be no assurance TARC will be able to obtain such a facility.

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

         In April 1997, TARC entered into a commitment to purchase 0.6 million barrels of feedstock at $24.68 per barrel plus interest at 8.25%, demurrage, bank fees and other related costs. TARC accrued a loss of approximately $5.1 million on this commitment as of April 30, 1997.

         Environmental compliance and permitting issues are an integral part of the capital expenditures anticipated in connection with the expansion and modification of the refinery. TARC does not expect to incur any additional significant expenses for environmental compliance during fiscal 1998 or fiscal 1999 other than those budgeted for the Capital Improvement Program. There is no assurance, however, that costs incurred to comply with environmental laws will not have a material adverse effect on TARC's future results of operations, cash flows or financial condition. TARC also has contingent liabilities with respect to litigation matters as more fully described in Note 7 of Notes to Condensed Financial Statements.

FORWARD-LOOKING STATEMENTS

         Forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, are included throughout this report. All statements other than statements of historical facts included in this Quarterly Report on Form 10-Q regarding TEC's financial position, business strategy, plans and objectives of management for future operations, including but not limited to words such as "anticipates," "expects," "believes," "estimates," "intends," "projects" and "likely" indicate forward-looking statements. TEC's management believes that its current views and expectations are based on reasonable assumptions; however, there are significant risks and uncertainties that could significantly affect expected results. Factors that could cause actual results to differ materially from those in the forward-looking statements include, without limitation, fluctuations in the commodity prices for natural gas, crude oil, condensate and natural gas liquids, the extent of TransTexas' success in discovering, developing and producing reserves, engineering problems, work stoppages, cost overruns, personnel or materials shortages, fluctuations in commodity prices for petroleum and refined products, casualty losses, conditions in the equity and capital markets, the ultimate resolution of litigation and competition.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         Not applicable.

                          PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         See Notes 5 and 10 to the condensed consolidated financial statements for a discussion of the Company's legal proceedings.

ITEM 2.  CHANGES IN SECURITIES

         On June 13, 1997, TEC completed a private offering (the "TEC Offering") of $475 million aggregate principal amount of 11 1/2% Senior Secured Notes due 2002 (the "TEC Senior Secured Notes") and $1.13 billion aggregate principal amount of 13% Senior Secured Discount Notes due 2002 (the "TEC Senior Secured Discount Notes" and, together with the TEC Senior Secured Notes, the "TEC Notes"). The TEC Notes were sold to Jefferies & Company, Inc., as initial purchaser, and offered and sold to qualified institutional buyers in reliance on Rule 144A under the Securities Act. The aggregate offering price was approximately $1.35 billion and the discount to the initial purchaser was approximately $33.8 million.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) EXHIBITS:

                27.1 - Financial Data Schedule

         (b) REPORTS ON FORM 8-K

There were no reports on Form 8-K filed during the three months ended April 30, 1997.

                                   SIGNATURE


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                         TRANSAMERICAN ENERGY CORPORATION
                                                    (Registrant)


                                         By:   /s/ED DONAHUE
                                             -----------------------------------
                                             Ed Donahue, Vice President and
                                                  Chief Financial Officer





June 19, 1997

                               INDEX TO EXHIBITS


EXHIBIT
NUMBER                                  EXHIBIT
------                                  -------
27.1                             Financial Data Schedule