Form 10-Q
period 1997-07-31
TRANSAMERICAN ENERGY CORP
filed 1997-09-19
CIK 927763

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


                  For The Quarterly Period Ended July 31, 1997

                          Registration Number 33-85930


                               ---------------


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


                               --------------


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

         The number of shares of common stock of the registrant outstanding on September 15, 1997 is 9,000.



================================================================================

                        TRANSAMERICAN ENERGY CORPORATION

                               TABLE OF CONTENTS




                                                                                                           Page

                                    PART I.
                             FINANCIAL INFORMATION
Item 1.    Financial Statements

           Condensed Consolidated Balance Sheet as of July 31, 1997 and January 31, 1997...................  2

           Condensed Consolidated Statement of Operations for the three and six months ended July 31, 1997 and 1996......................................................................................  3

           Condensed Consolidated Statement of Cash Flows for the six months ended July 31, 1997 and 1996..  4

           Notes to Condensed Consolidated Financial Statements............................................  5

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations........... 22

Item 3.    Quantitative and Qualitative Disclosures About Market Risk...................................... 30

                                    PART II.
                               OTHER INFORMATION

Item 1.    Legal Proceedings............................................................................... 31

Item 2.    Changes in Securities and Use of Proceeds....................................................... 31

Item 6.    Exhibits and Reports on Form 8-K................................................................ 31

Signatures................................................................................................. 32


                         PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                        TRANSAMERICAN ENERGY CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEET
                (IN THOUSANDS OF DOLLARS, EXCEPT SHARE AMOUNTS)
                                  (UNAUDITED)

                                                                                     JULY 31,      JANUARY 31,
                                                                                       1997           1997
                                                                                    ----------     ----------
                                 ASSETS
Current assets:
  Cash and cash equivalents                                                         $  113,659    $   24,179
  Cash restricted for interest - TransTexas                                                 --        46,000
  Debt proceeds held in disbursement account - TARC                                     14,148            --
  Accounts receivable                                                                   31,628        78,660
  Inventories                                                                           15,105        12,481
  Other current assets                                                                  16,588        25,638
                                                                                    ----------    ----------
       Total current assets                                                            191,128       186,958
                                                                                    ----------    ----------

Property and equipment                                                               1,851,647     2,836,696
Less accumulated depreciation, depletion and amortization                              702,195     1,451,417
                                                                                    ----------    ----------
       Net property and equipment -- based on the full cost method of accounting for gas and oil properties of which $147,080 and $158,973 was excluded
         from amortization at July 31, 1997 and January 31, 1997, respectively       1,149,452     1,385,279
                                                                                    ----------    ----------
Cash restricted for share repurchases - TransTexas                                     349,685            --
Debt proceeds held in disbursement accounts                                            137,662            --
Other assets, net                                                                      138,222        41,498
                                                                                    ----------    ----------
                                                                                    $1,966,149    $1,613,735
                                                                                    ==========    ==========

                   LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities:
  Current maturities of long-term debt                                              $    9,542    $    5,787
  Revolving credit agreement                                                             6,249            --
  Accounts payable                                                                      58,378        48,202
  Payable to affiliate                                                                   2,397         1,604
  Accrued liabilities                                                                   49,416        98,861
  Long-term debt                                                                            --       365,730
                                                                                    ----------    ----------
       Total current liabilities                                                       125,982       520,184
                                                                                    ----------    ----------

Due to affiliates                                                                        4,743        26,295
Notes payable to affiliate                                                                  --        46,589
Long-term debt, less current maturities                                              1,513,932       910,469
Revolving credit agreement                                                                  --        26,268
Production payments, less current portion                                               11,218        11,931
Deferred revenue                                                                            --        54,554
Deferred income taxes                                                                   53,909        31,367
Other liabilities                                                                       11,493        32,991
Redeemable preferred stock $0.01 par value, 10,000 shares authorized;
 Series A - 1,000 shares issued and outstanding at January 31, 1997                         --            96

Commitments and contingencies (Note 5)                                                      --            --

Stockholder's equity (deficit):
  Common stock, $0.01 par value, 100,000 shares authorized; 9,000 shares issued
    and outstanding                                                                         --            --
  Additional paid-in capital                                                           269,647       158,535
  Accumulated deficit                                                                  (24,775)     (148,508)
                                                                                    ----------    ----------
                                                                                       244,872        10,027
  Advances to affiliates                                                                    --       (57,036)
                                                                                    ----------    ----------
       Total stockholder's equity (deficit)                                            244,872       (47,009)
                                                                                    ----------    ----------
                                                                                    $1,966,149    $1,613,735
                                                                                    ==========    ==========



     See accompanying notes to condensed consolidated financial statements.

                        TRANSAMERICAN ENERGY CORPORATION

                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                (IN THOUSANDS OF DOLLARS, EXCEPT SHARE AMOUNTS)
                                  (UNAUDITED)


                                                       THREE MONTHS ENDED           SIX MONTHS ENDED
                                                            JULY 31,                    JULY 31,
                                                     ----------------------      -----------------------
                                                       1997          1996          1997          1996
                                                     --------      --------      --------      ---------

Revenues:
    Gas, condensate and natural gas liquids.....     $ 39,199      $ 76,737      $111,848      $156,245
    Transportation..............................        2,764         8,675        12,055        16,870
    Product sales ..............................           --           --             --        10,857
    Gain on the sale of assets .................      532,929           --        532,929         7,762
    Other.......................................          517           158           617           357
                                                     --------      --------      --------      --------
        Total revenues .........................      575,409        85,570       657,449       192,091
                                                     --------      --------      --------      --------

Costs and expenses:
    Operating...................................       12,450        29,810        47,887        73,390
    Depreciation, depletion and amortization....       22,129        33,262        57,397        65,165
    General and administrative .................       11,915        16,022        29,767        25,663
    Taxes other than income taxes...............        3,417         9,672         9,535        15,255
    Litigation settlement.......................           --       (96,000)          --        (96,000)
                                                     --------      --------      --------      --------
        Total costs and expenses................       49,911        (7,234)      144,586        83,473
                                                     --------      --------      --------      --------
        Operating income .......................      525,498        92,804       512,863       108,618
                                                     --------      --------      --------      --------

Other income (expense):
    Interest income ............................        7,293           844         9,114         2,121
    Interest expense, net ......................      (41,278)      (30,747)      (69,932)      (54,121)
    Gain on the sale of TransTexas stock .......           --            --            --        56,162
    Other, net .................................          696            65           735           328
                                                     --------      --------      --------      --------
        Total other income (expense) ...........      (33,289)      (29,838)      (60,083)        4,490
                                                     --------      --------      --------      --------
        Income before income taxes and
          extraordinary item ...................      492,209        62,966       452,780       113,108
Income taxes ...................................      180,311         6,162       172,483         7,788
                                                     --------      --------      --------      --------
Income before extraordinary item ...............      311,898        56,804       280,297       105,320
Extraordinary item - early extinguishment
  of debt (net of income tax benefit
  of $38,833) ..................................     (156,539)           --      (156,539)           --
                                                     --------      --------      --------      --------
        Net income before preferred
          stock dividend .......................     $155,359      $ 56,804      $123,758      $105,320
                                                     ========      ========      ========      ========
Series A preferred stock dividend...............     $     --      $     --      $     19      $     19
                                                     ========      ========      ========      ========
Net income available for common stockholders....     $155,359      $ 56,804      $123,739      $105,301
                                                     ========      ========      ========      ========
Net income per common share:
  Income before extraordinary item .............     $ 34,655      $  6,312      $ 31,142      $ 11,700
  Extraordinary item ...........................      (17,393)           --       (17,393)           --
                                                     --------      --------      --------      --------
                                                     $ 17,262      $  6,312      $ 13,749      $ 11,700
                                                     ========      ========      ========      ========

Weighted average number of shares outstanding...        9,000         9,000         9,000         9,000
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

                        TRANSAMERICAN ENERGY CORPORATION

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                           (IN THOUSANDS OF DOLLARS)
                                  (UNAUDITED)


                                                                                             SIX MONTHS ENDED
                                                                                                  JULY 31,
                                                                                         --------------------------
                                                                                             1997           1996
                                                                                         -----------     ----------
Operating activities:
   Net income .........................................................................   $  123,758      $ 105,320
   Adjustments to reconcile net income to net cash provided (used) by operating activities:
      Extraordinary item...............................................................      156,539             --
      Depreciation, depletion and amortization ........................................       57,397         65,165
      Amortization of discount on long-term debt ......................................       17,863             40
      Amortization of discount on subordinated notes ..................................        4,941             --
      Amortization of debt issue costs ................................................        2,175          7,002
      Gain on the sale of assets ......................................................     (532,929)        (7,762)
      Deferred income taxes ...........................................................      172,483        (11,244)
      Gain on the sale of TransTexas stock ............................................           --        (56,162)
      Inventory writedown .............................................................           --            921
      Proceeds from volumetric production payments ....................................           --         58,621
      Repayment of volumetric production payments .....................................      (45,134)            --
      Amortization of deferred revenue ................................................       (9,420)       (16,087)
      Changes in assets and liabilities:
        Accounts receivable ...........................................................       47,032         (3,508)
        Inventories ...................................................................       (2,621)        (5,578)
        Other current assets ..........................................................        5,050         22,899
        Accounts payable ..............................................................       11,885         (1,406)
        Accrued liabilities ...........................................................      (51,106)        (3,125)
        Transactions with affiliates, net .............................................         (955)       (11,763)
        Other assets ..................................................................          259         (2,161)
        Other liabilities .............................................................        1,867        (16,452)
                                                                                           ---------      ---------
           Net cash provided (used) by operating activities ...........................      (40,916)       124,720
                                                                                           ---------      ---------

Investing activities:
   Capital expenditures ...............................................................     (293,412)      (191,354)
   Proceeds from the sale of assets ...................................................    1,030,032         69,971
   Increase in cash restricted for interest............................................           --        (46,000)
   Withdrawals from cash restricted for interest.......................................       46,000         46,000
   Increase in cash restricted for TransTexas share repurchases .......................     (399,284)            --
   Withdrawals from cash restricted for TransTexas share repurchases ..................       49,599             --
   Advances to affiliate...............................................................      (13,304)        (9,500)
   Payment of advances by affiliate ...................................................       56,354             --
   Purchase of TARC warrants ..........................................................      (33,010)            --
   Purchases of treasury stock - TransTexas ...........................................      (49,599)            --
                                                                                           ---------       --------
           Net cash provided (used) by investing activities ...........................      393,376       (130,883)
                                                                                           ---------      ---------
Financing activities:
   Issuance of long-term debt..........................................................    1,367,706         25,000
   Retirement of long-term debt .......................................................   (1,329,214)            --
   Principal payments on long-term debt ...............................................       (5,428)       (17,044)
   Increase in debt proceeds held in disbursement accounts ............................     (217,813)       (26,549)
   Withdrawals from disbursement account ..............................................       66,003         50,550
   Issuance of note payable ...........................................................       36,000             --
   Retirement of note payable .........................................................      (36,000)            --
   Issuance of production payments ....................................................       20,977             --
   Principal payments on production payments ..........................................      (23,909)       (32,800)
   Net proceeds from the sale of TransTexas stock .....................................           --         42,607
   Principal payments on capital lease obligations ....................................         (438)          (517)
   Revolving credit agreement, net ....................................................      (20,019)       (12,417)
   Dividend payment on preferred stock ................................................          (19)           (19)
   Advances from TransAmerican and affiliates to TARC .................................       15,026         11,656
   Repayment of advances from TransAmerican by TARC ...................................      (66,000)        (1,925)
   Dividend to TransAmerican ..........................................................      (23,000)            --
   Debt issue costs ...................................................................      (46,746)        (4,256)
   Redemption of Series A preferred stock .............................................         (106)            --
                                                                                           ---------      ---------
           Net cash provided (used) by financing activities ...........................     (262,980)        34,286
                                                                                           ---------      ---------
           Increase in cash and cash equivalents ......................................       89,480         28,123
Beginning cash and cash equivalents ...................................................       24,179         14,114
                                                                                           ---------      ---------
Ending cash and cash equivalents ......................................................    $ 113,659      $  42,237
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

      In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income, ("SFAS 130"), which establishes standards for reporting and display of comprehensive income and its components in financial statements. This statement will be adopted by TEC effective February 1, 1998. TEC does not believe the effect of adoption of this statement will have a material effect on its financial statements.

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

        As of July 31, 1997, the TEC Notes Indenture contained restrictions that could substantially limit the Company's ability to use the assets of one subsidiary to satisfy the liabilities of the other. Accordingly, the condensed consolidated financial statements should be read in conjunction with the separate condensed financial statements of TransTexas and TARC filed on their respective quarterly reports on Form 10-Q for the six months ended July 31, 1997.

        Below is selected financial information for each consolidated entity (in millions of dollars):

                                                                        July 31, 1997
                                             ---------------------------------------------------------------------
                                                                                   Consolidation
       Balance Sheet Data                     TARC       TransTexas      TEC          Entries         Consolidated
       ------- ----- ----                    --------    ----------   ---------    -------------      ------------
        Working capital (deficit)            $   (7.5)   $       2.4  $    61.1    $         9.1        $     65.1
        Total assets                            781.8        1,011.8    1,589.3         (1,466.3)          1,916.6
        Long-term debt                          705.7          580.4    1,367.9         (1,140.1)          1,513.9
        Stockholder's equity (deficit)           32.2          253.4      214.0           (304.3)            195.3

                                                                 Six Months Ended July 31, 1997
                                             -----------------------------------------------------------------------
                                                                                       Consolidation
       Operations Data                        TARC       TransTexas        TEC             Entries        Consolidated
       ---------------                       --------    ----------     ---------      -------------      ------------
        Revenues                             $     --    $     657.8    $      --       $     (0.3)       $    657.5
        Operating income (loss)                 (19.6)         532.7         (0.2)              --             512.9
        Net income (loss)                       (74.0)         248.2         (1.1)           (49.3)            123.8

       Cash Flow Data
       --------------

        Operating                               (15.1)         (12.9)       (11.0)           (16.2)            (55.2)
        Investing                               (59.3)         533.4     (1,195.8)         1,179.0             457.3
        Financing                                80.7         (505.8)     1,275.3         (1,162.8)           (312.6)


        Following consummation of the TEC Notes Offering and the transactions described below, TEC's only source of funds for its holding company operations and debt service will be from approximately $50 million in working capital currently held by TEC, payments on the Intercompany Loans (described below), dividends from its subsidiaries, interest on funds on the Disbursement Account (defined below), payments made by TARC on behalf of TEC pursuant to the Services Agreement (as defined) and, in limited circumstances as permitted by the TEC Notes Indenture, sales of stock TEC holds in its subsidiaries.

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

2.    RECENT EVENTS

      TEC NOTES OFFERING. On June 13, 1997, TEC completed a private offering (the "TEC Notes Offering") of $475 million aggregate principal amount of 11 1/2% Senior Secured Notes due 2002 (the "TEC Senior Secured Notes") and $1.13 billion aggregate principal amount of 13% Senior Secured Discount Notes due 2002 (the "TEC Senior Secured Discount Notes" and, together with the TEC Senior Secured Notes, the "TEC Notes") for net proceeds of approximately $1.3 billion. The TEC Notes are senior obligations of TEC, secured by a lien on substantially all its existing and future assets, including the intercompany loans described below. The TEC Notes Indenture contains certain restrictive covenants including, among others, limitations on incurring additional debt, assets sales, dividends and transactions with affiliates.

                       TRANSAMERICAN ENERGY CORPORATION

                                 (UNAUDITED)


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

      INTERCOMPANY LOANS TO TRANSTEXAS AND TARC. With the proceeds of the TEC Notes Offering, TEC made intercompany loans to TransTexas in the principal amount of $450 million (the "TransTexas Intercompany Loan") and to TARC in the original amount of $676 million (the "TARC Intercompany Loan" and, together with the TransTexas Intercompany Loan, the "Intercompany Loans"). The promissory note evidencing the TransTexas Intercompany Loan (i) bears interest at a rate of 10 7/8% per annum, payable semi-annually in cash in arrears and (ii) is secured initially by a security interest in substantially all of the assets of TransTexas other than inventory, receivables and equipment. The promissory note evidencing the TARC Intercompany Loan (i) accretes principal at a rate of 16% per annum, compounded semi-annually until June 15, 1999 to a final accreted value of $920 million, and thereafter pays interest semi-annually in cash in arrears on the accreted value thereof, at a rate of 16% per annum and (ii) is secured initially by a security interest in substantially all of TARC's assets other than inventory, receivables and equipment. The Intercompany Loan agreements contain certain restrictive covenants including, among others, limitations on incurring additional debt, asset sales, dividends and transactions with affiliates. Each Intercompany Loan will mature on June 1, 2002. TARC used approximately $103 million of the proceeds of the TARC Intercompany Loan to repay certain indebtedness, including $36 million of senior secured notes of TARC that were issued in March 1997 and $66 million of advances and notes payable owed to an affiliate, and used approximately $437 million to complete the TARC Notes Tender Offer described below. Remaining proceeds will be used for the Capital Improvement Program described below and for general corporate purposes.

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

      TARC WARRANTS TENDER OFFER. On June 13, 1997, TEC completed a tender offer for all of the outstanding common stock purchase warrants of TARC ("TARC Warrants") at a price of $4.50 per warrant. Pursuant to the tender offer, TEC purchased 7,335,452 TARC Warrants for an aggregate purchase price of approximately $33 million. TARC intends to enter into a merger with one of its affiliates pursuant to which each remaining warrant, 159,861 at July 31, 1997, would become exercisable (at an exercise price of $.01) to receive $4.51 of cash instead of one share of common stock of TARC.

      TARC EQUITY CONTRIBUTION. TEC intends to make a capital contribution to TARC in the aggregate amount of $226 million from the proceeds of the TransTexas share repurchase program (discussed below). The amount of this capital contribution will be retained initially in the Disbursement Account and contributed to TARC pursuant to the terms of the Disbursement Agreement. See
Note 4.

                       TRANSAMERICAN ENERGY CORPORATION

                                 (UNAUDITED)


     DIVIDEND TO TRANSAMERICAN. TEC paid a dividend to TransAmerican in the amount of $23 million. A portion of the dividend was used to repay the debt of an affiliate, which had been secured by a pledge of 3.7 million shares of TransTexas common stock. In connection with the TEC Notes Offering, TransAmerican contributed the 3.7 million shares of TransTexas common stock to TEC.

     TEC PREFERRED STOCK REDEMPTION. On June 17, 1997, TEC redeemed all of its outstanding preferred stock for an aggregate amount of $100,000, plus accrued and unpaid dividends.

     LOBO SALE. On May 29, 1997, TransTexas entered into and consummated a stock purchase agreement with an unaffiliated buyer (the "Lobo Sale Agreement"), with an effective date of March 1, 1997, to effect the sale (the "Lobo Sale") of the stock of TransTexas Transmission Corporation ("TTC"), its subsidiary that owned substantially all of TransTexas' Lobo Trend producing properties and related pipeline transmission system, for a sales price of approximately $1.1 billion, subject to adjustments as provided for in the Lobo Sale Agreement. Purchase price adjustments were made for, among other things: the value of certain NGLs and stored hydrocarbons; the value of gas in TTC's pipeline; prepaid expenses relating to post-effective date operations; post-closing expenses related to pre-closing operations; the value of oil and gas produced and sold between the effective date of the Lobo Sale Agreement and closing (approximately $44 million); property defects; and estimated costs associated with liabilities incurred before closing. Purchase price adjustments made at the closing of the Lobo Sale are subject to a review, reconciliation and resolution process. With proceeds from the Lobo Sale, TransTexas repaid certain indebtedness and other obligations, including production payments, in an aggregate amount of approximately $84 million. The remaining net proceeds have been or will be used for the repurchase or redemption of the Senior Secured Notes and for general corporate purposes.

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

     TRANSTEXAS SENIOR SECURED NOTES TENDER OFFER. On June 13, 1997, TransTexas completed the Tender Offer for its Senior Secured Notes for
111 1/2% of their principal amount (plus accrued and unpaid interest). Approximately $785.4 million principal amount of Senior Secured Notes were tendered and accepted by TransTexas. The Senior Secured Notes remaining outstanding were called for redemption on June 30, 1997 pursuant to the terms of the Senior Secured Notes Indenture.

     TRANSTEXAS SUBORDINATED NOTES EXCHANGE OFFER. On June 19, 1997, TransTexas completed an exchange offer, pursuant to which it exchanged approximately $115.8 million aggregate principal amount of its 13 3/4% Senior Subordinated Notes due 2001 (the "TransTexas Subordinated Exchange Notes") for all of its 13 1/4% Senior Subordinated Notes due 2003 (the "TransTexas Subordinated Notes"). The indenture governing the Subordinated Exchange Notes (the "Subordinated Notes Indenture") includes certain restrictive covenants, including, among others, limitations on incurring additional debt, asset sales, dividends and transactions with affiliates.

      As a result of the Lobo Sale, the Tender Offer and the Exchange Offer, TransTexas recorded a $533 million pretax gain and a $72 million after tax extraordinary charge during the quarter ended July 31, 1997.

      TRANSTEXAS SHARE REPURCHASE PROGRAM. TransTexas has implemented a stock repurchase program pursuant to which it plans to repurchase common stock from its public stockholders and from its affiliates, including TEC and TARC, in an aggregate amount of approximately $399 million in value of stock purchased. It is anticipated that TransTexas will acquire four times the number of shares from its affiliated stockholders that it acquires from its public

                        TRANSAMERICAN ENERGY CORPORATION

                                  (UNAUDITED)


stockholders. Shares may be purchased through open market purchases, negotiated transactions or tender offers, or a combination of the above. It is anticipated that the price paid to affiliated stockholders will equal the weighted average price paid to purchase shares from the public stockholders. As of July 31, 1997, TransTexas had repurchased 3.1 million shares of common stock from public stockholders for an aggregate purchase price of approximately $49.6 million. As of September 15, 1997, approximately 0.8 million additional shares had been purchased from public stockholders for an aggregate purchase price of approximately $11.8 million, and approximately 12.6 million shares had been purchased from TARC and TEC for an aggregate purchase price of approximately $201 million.

      TARC NOTES TENDER OFFER. On June 13, 1997, TARC completed a tender offer ("TARC Notes Tender Offer") for the (i) TARC Mortgage Notes for 112% of their principal amount (plus accrued and unpaid interest) and (ii) TARC Discount Notes for 112% of their accreted value. In connection with the TARC Notes Tender Offer, TARC obtained consents from holders of the TARC Notes to certain waivers under, and amendments to the indenture governing the TARC Notes (the "TARC Notes Indenture"), which eliminate or modify certain of the covenants and other provisions contained in the TARC Notes Indenture. TARC Mortgage Notes and TARC Discount Notes with an aggregate carrying value of $423 million were tendered and accepted by TARC at a cost to TARC of approximately $437 million (including accrued interest, premiums and other costs). As a result of the TARC Notes Tender Offer, $17.2 million in debt issuance costs were written off and TARC recorded a total extraordinary charge of approximately $84 million during the quarter ending July 31, 1997. As of July 31, 1997, TARC Mortgage Notes and TARC Discount Notes with a carrying value of $15.7 million remained outstanding.

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

      In February 1995, TARC began a construction and expansion program designed to reactivate the refinery and increase its complexity. From February 1995 through April 1997, TARC spent approximately $245 million on the construction and expansion program, procured a majority of the equipment required and completed substantially all of the process design engineering and a substantial portion of the remaining engineering necessary to complete this project.

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

      The Capital Improvement Program will be executed in two phases. TARC estimates that Phase I will be completed at a cost of $223 million, will be tested and operational by September 30, 1998 and will result in the refinery having the capacity to process up to 200,000 BPD of sour crude oil. Phase II of the Capital Improvement Program includes the completion and start-up of the Fluid Catalytic Cracking Unit utilizing state-of-the-art MSCCSM technology and the installation of additional equipment expected to further improve operating margins by allowing for a significant increase in the refinery's capacity to produce gasoline. TARC estimates that Phase II will be completed at a cost of $204 million and will be tested and operational by July 31, 1999. The proceeds received or to be received by TARC from the TARC Intercompany Loan, the TransTexas share repurchase program and the equity contribution from TEC will include $427 million designated for use in the Capital Improvement Program, which TARC believes is adequate to fund the completion of the project. As of July 31, 1997, TARC had spent approximately $24.1 million on the Capital Improvement Program with commitments for another approximately $56.1 million. The foregoing estimates, as well as other estimates and projections herein, are subject to substantial revision upon the occurrence of future events, such as unavailability of financing, engineering problems, work stoppages and cost overruns over which TARC may not have any control, and there can be no assurance that any such projections or estimates will prove accurate.

                        TRANSAMERICAN ENERGY CORPORATION

                                  (UNAUDITED)


4.    DISBURSEMENT ACCOUNTS

      Pursuant to a disbursement agreement (the "Disbursement Agreement") among TARC, TEC, the TEC Indenture Trustee, Firstar Bank of Minnesota, as disbursement agent (the "Disbursement Agent"), and Baker & O'Brien, Inc., as construction supervisor (the "Construction Supervisor"), $208 million of the net proceeds from the sale of the TEC Notes was placed into accounts in the name of TARC ($135 million) and TEC ($73 million) (together, the "Disbursement Account") to be held and invested by the Disbursement Agent until disbursed. In addition, anticipated proceeds to TEC and TARC of approximately $300 million from the TransTexas share repurchase program have been or will be deposited in the Disbursement Account as purchases are made. All funds in the Disbursement Account are pledged as security for the repayment of the TEC Notes.

      The Disbursement Agent will make disbursements for the Capital Improvement Program out of the Disbursement Account in accordance with requests made by TARC and approved by the Construction Supervisor. The Construction Supervisor is required to review each such disbursement request by TARC. No disbursements may be made from the Disbursement Account for purposes other than the Capital Improvement Program other than (i) up to $1.5 million per month (except for December 1997, in which disbursements may be up to $4.5 million) to fund administrative costs and certain taxes and insurance payments, not in excess of $25.5 million in the aggregate; provided, that if less than $1.5 million is spent in any month (or less than $4.5 million is spent in December
1997) the amounts that may be disbursed in one or more subsequent months will be increased by the amount of such difference, (ii) up to $50 million for feedstock upon certification by the Construction Supervisor of the Mechanical Completion (as defined) of the Delayed Coking Unit and associated facilities,
(iii) up to $19 million to pay interest on, and to redeem, repurchase, defease, or otherwise retire the remaining TARC Notes and (iv) up to $7.0 million for outstanding accounts payable. In addition, interest income from the Disbursement Account may be used for the Capital Improvement Program or disbursed to fund administrative and other costs of TARC and TEC. As of July 31, 1997, $24.9 million had been disbursed to TARC out of the Disbursement Account for use in the Capital Improvement Program and $7.0 million for general corporate purposes.

      Pursuant to a disbursement agreement (the "TransTexas Disbursement Agreement") among TransTexas, TEC, the TEC Indenture Trustee and the Firstar Bank of Minnesota, N.A. as disbursement agent, approximately $399 million of the proceeds of the TransTexas Intercompany Loan was placed in an account (the "TransTexas Disbursement Account") to be held and invested by the disbursement agent until disbursed. Funds in the TransTexas Disbursement Account will be disbursed to TransTexas as needed to fund the Share Repurchase Program. TransTexas may at any time request disbursement of interest earned on the funds in the TransTexas Disbursement Account. The TransTexas Disbursement Account is classified as "cash restricted for share repurchases" in the accompanying condensed consolidated balance sheet. As of July 31, 1997, approximately $49.6 million had been disbursed for use in the Share Repurchase Program.

      In March 1997, TARC issued $36 million of 15% senior notes due March 1998 to unaffiliated third parties. These notes were collateralized by a pledge of 5 million shares of TransTexas common stock. Proceeds from the issuance of these notes were deposited in a cash collateral account and used for refinery construction and general corporate purposes. These notes were repaid in June 1997.

                       TRANSAMERICAN ENERGY CORPORATION

                                  (UNAUDITED)



5.   COMMITMENTS AND CONTINGENCIES

   LEGAL PROCEEDINGS

         ALAMEDA. On May 22, 1993, Alameda Corporation ("Alameda") sued TransAmerican in the 234th Judicial District Court, Harris County, Texas, claiming that TransAmerican failed to account to Alameda for a share of the proceeds TransAmerican received in a 1990 settlement of litigation with El Paso Natural Gas Company ("El Paso"), and that TransAmerican has been unjustly enriched by its failure to share such proceeds with Alameda. On September 20, 1995, the jury rendered a verdict in favor of TransAmerican. Alameda appealed to the Fourteenth Court of Appeals, which affirmed the trial court judgment in favor of TransAmerican. Alameda filed a motion for rehearing on April 10, 1997 and TransAmerican responded. The court denied Alameda's motion, and Alameda has appealed to the Texas Supreme Court.

         ASPEN. TransAmerican brought suit on September 29, 1993 against Aspen Services, Inc. ("Aspen"), seeking an audit and accounting of drilling costs that Aspen had charged while providing drilling services to TransAmerican. This suit is pending in the 215th Judicial District Court, Harris County, Texas. The parties' drilling agreement provided, among other things, that Aspen would receive payment for its drilling-related costs from the production and sale of gas from the wells that were drilled, and that the revenues that TransAmerican would otherwise receive from the wells would be reduced by the amounts received by Aspen. On July 19, 1995, Aspen filed a counterclaim and third party claim against TransAmerican, TransTexas, and affiliated entities, asserting, among other things, that these entities failed to make certain payments and properly market the gas from these wells. Aspen sought damages in an unspecified amount, as well as certain equitable claims. In April 1997, the trial court ruled against Aspen on all of its claims and counterclaims.

         BRIONES. In an arbitration proceeding, Jesus Briones, a lessor, claimed that one of TransTexas' wells on adjacent lands had been draining natural gas from a portion of his acreage leased to TransTexas on which no well had been drilled. On October 31, 1995, the arbitrator decided that drainage had occurred. On June 3, 1996, the arbitrator issued a letter indicating that drainage damages would be awarded to Briones in the amount of approximately $1.4 million. The arbitrator entered his award of damages on June 27, 1996.
On July 3, 1996, TransTexas filed a petition in the 49th Judicial District Court, Zapata County, Texas, to vacate the arbitrator's award. Briones also filed a petition to confirm the arbitrator's award. In April 1997, the court granted Briones' motion for summary judgment. In August 1997, the court entered a final judgment for Briones in the amount of approximately $1.6 million. TransTexas intends to file a motion for new trial.

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

         On April 22, 1991, Finkelstein filed a separate suit against TransAmerican and various affiliates in the 49th Judicial District Court, Zapata County, Texas, alleging an improper calculation of overriding royalties allegedly owed to the plaintiff and seeking damages and attorneys' fees in excess of $33.7 million. On November 18, 1993, the plaintiff added TransTexas as an additional defendant. The parties arbitrated this matter in January 1997. A partial decision from the arbitration panel has been rendered in favor of Finkelstein. Although the amount of damages has yet to be determined under the panel's decision, such amount will be substantially less than that sought by plaintiff.

         ARABIAN OFFSHORE PARTNERS. On June 27, 1997, Arabian Offshore Partners filed a lawsuit against TransTexas in the 14th Judicial District Court, Dallas County, Texas, seeking $20 million in damages in connection with TransTexas' refusal to proceed with the acquisition of two jack-up drilling rigs. TransTexas has filed its answer and is preparing a motion for summary judgment.

         EEOC. On August 31, 1995, the U.S. Equal Employment Opportunity Commission ("EEOC") issued a Commissioner's Charge against TARC and Southeast Louisiana Contractors of Norco, Inc. (the "Commissioners Charge") pursuant to Sections 706 and 707 of Title VII of the Civil Rights Act of 1964, as amended, 42 U.S.C. ss. 2000e et seq. ("Title VII"). In the Commissioner's Charge, the EEOC charged TARC and Southeast Louisiana Contractors of Norco, Inc. ("Southeast Contractors"), a subsidiary of TransAmerican, with engaging in unlawful discriminatory hiring and promotion practices based on race and gender. Each violation of Title VII, if proven, potentially could subject TARC and/or Southeast Contractors to liability for (i) monetary damages for backpay and/or front pay in an undetermined amount, and for compensatory damages and/or punitive damages in an amount that should not exceed $300,000, (ii) injunctive relief, (iii) attorney's fees, and/or (iv) interest. During the period covered by the Commissioner's Charge, TARC and Southeast Contractors estimate that they received a combined total of approximately 15,000 to 22,000 employment applications and hired (or rehired) a combined total of approximately 1,500 to 2,200 workers. TARC and Southeast Contractors have responded to the Commissioner's Charge and have

                        TRANSAMERICAN ENERGY CORPORATION

                                  (UNAUDITED)


denied engaging in any unlawful employment practices. TARC and Southeast Contractors have been cooperating fully with the EEOC in connection with its investigation. TARC and Southeast Contractors intend to vigorously defend against the allegations contained in the Commissioner's Charge in all proceedings before the EEOC and in any subsequent litigation. If TARC and/or Southeast Contractors are found liable for violations of Title VII based on the matters asserted in the Commissioner's Charge, TARC can make no assurance that such liability would not have a material adverse effect on the financial condition, results of operations and cash flows of TARC or TARC's ability to pay interest or principal on its debt.

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

      SHELL OIL. On September 27, 1996, Shell Oil filed a third party suit against TARC in the U.S. District Court, Eastern District of Louisiana for contribution and/or indemnity relating to alleged environmental contamination of Bayou Trapagnier and surrounding lands near Norco, Louisiana. In March 1997, TARC obtained a voluntary dismissal from Shell. Shell proceeded to trial on the main case and settled with the plaintiffs during trial by purchasing their land for $5 million. On June 27, 1997, Shell amended its third party action to bring TARC back into the case. Shell has demanded $400,000 from TARC. TARC has refused to pay such amount and is defending the case vigorously.

         GENERAL. TransTexas and TARC are also named defendants in other ordinary course, routine litigation incidental to their businesses. While the outcome of these other lawsuits cannot be predicted with certainty, the Company does not expect these matters to have a material adverse effect on its financial position. At July 31, 1997, the possible range of estimated losses related to all of the aforementioned claims in addition to the estimates accrued by TransTexas and TARC is $0 to $36 million. The resolution in any reporting period of one or more of these matters in a manner adverse to TARC or TransTexas could have a material adverse impact on the Company's results of operations or cash flows for that period.

   ENVIRONMENTAL MATTERS

          TransTexas' operations and properties are subject to extensive federal, state, and local laws and regulations relating to the generation, storage, handling, emission, transportation, and discharge of materials into the environment. Permits are required for various of TransTexas' operations, and these permits are subject to revocation, modification, and renewal by issuing authorities. TransTexas also is subject to federal, state, and local laws and regulations that impose liability for the cleanup or remediation of property that has been contaminated by the discharge or release of hazardous materials or wastes into the environment. Governmental authorities have the power to enforce compliance with their regulations, and violations are subject to fines or injunctions, or both. It is not anticipated that TransTexas will be required in the near future to expend amounts that are material to the financial condition or operations of TransTexas by reason of environmental laws and regulations, but because such laws and regulations are frequently changed and, as a result, may impose increasingly strict requirements, TransTexas is unable to predict the ultimate cost of complying with such laws and regulations.

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

      REQUIREMENTS UNDER THE FEDERAL CLEAN AIR ACT. The National Emission Standards for Hazardous Air Pollutants for Benzene Waste Operations (the "Benzene Waste NESHAPS"), promulgated in January 1993 pursuant to the Clean Air Act, regulate benzene emissions from numerous industries, including petroleum refineries. The Benzene Waste NESHAPS require all existing, new, modified, or reconstructed sources to reduce benzene emissions to a level that will provide an ample margin of safety to protect public health. TARC will be required to comply with the Benzene Waste NESHAPS as its refinery operations start up. At this time, TARC cannot estimate the costs of such

                       TRANSAMERICAN ENERGY CORPORATION

                                 (UNAUDITED)


compliance. TARC believes that compliance with the Benzene Waste NESHAPS will not have a material adverse effect on its financial position, results of operations or cash flow. Until the refinery is in full operation, however, there can be no assurance that the regulations will not have such an effect.

      In addition, the Environmental Protection Agency ("EPA") promulgated National Emission Standards for Hazardous Air Pollutants for Hazardous Organics (the "Hazardous Organics NESHAPS") regulations for petroleum refineries under the Clean Air Act in 1995, and subsequently has amended such regulations. These regulations set "Maximum Achievable Control Technology ("MACT") standards for petroleum refineries. The Louisiana Department of Environmental Quality (the "LDEQ") has incorporated MACT standards into TARC's air permits under federal and state air pollution prevention laws. TARC believes that compliance with the Hazardous Organics NESHAPS will not have a material adverse effect on TARC's financial position, results of operations or cash flow. Until the refinery is in full operation, however, there can be no assurance that the regulations will not have such an effect.

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

                       TRANSAMERICAN ENERGY CORPORATION

                                 (UNAUDITED)


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

      At one Superfund site, TARC has submitted information to the EPA indicating that it should have no liability for this matter, and negotiations are continuing. With respect to the remaining two sites, TARC's liability for each such matter has not been determined, and TARC anticipates that it may incur costs related to the cleanup (and possibly including additional costs arising in connection with any recovery action brought pursuant to such matters) at each such site. After a review of the data available to TARC regarding the basis of TARC's alleged liability at each site, and based on various factors, which depend on the circumstances of the particular Superfund site (including, for example, the relationship of TARC to each such site, the volume of wastes TARC is alleged to have contributed to each such site in comparison to other PRPs without giving effect to the ability of any other PRPs to contribute to or pay for any liabilities incurred, and the range of likely cleanup costs at each such site), TARC does not believe its ultimate environmental liabilities will be significant; however, it is not possible to determine the ultimate environmental liabilities, if any, that may arise from the matters discussed above.

                        TRANSAMERICAN ENERGY CORPORATION

                                  (UNAUDITED)


   PURCHASE COMMITMENTS

      TARC has various purchase commitments for materials, supplies and services incidental to the ordinary course of business and for the Capital Improvement Program. As of July 31, 1997, TARC had commitments for refinery construction and maintenance of approximately $56 million. TARC is acting as general contractor and can generally cancel or postpone capital projects.

      In August 1997, TARC executed a letter of intent to purchase a tank storage facility adjacent to the refinery. TARC made a nonrefundable deposit of $5 million toward the purchase price of $40 million (subject to increase by $7 million if an additional docking facility is included in the assets purchased).

   PROCESSING AGREEMENTS

      In April 1996, TARC entered into a processing agreement with a third party to process feedstocks. Under the terms of the agreement, the processing fee earned by the third party is based on the margin earned by the third party, if any, after deducting all of its related costs such as feedstock acquisition, hedging, transportation, processing and inspections plus a commission for each barrel processed. As of July 31, 1997, TARC has processed 6.4 million barrels of feedstocks under this agreement. As of July 31, 1997 and January 31, 1997, TARC was storing approximately 0.8 million and 1.0 million barrels, respectively, of feedstock and intermediate or refined products. For the six months ended July 31, 1997 and 1996, TARC recorded income (loss) from processing agreements of $3.2 million and $(3.3) million, respectively. Included in the 0.8 million barrels of product stored at the refinery as of July 31, 1997, is approximately 0.6 million barrels of feedstock related to a purchase commitment entered into in April 1997. The 0.6 million barrels have been sold to the third party involved in the processing arrangement. For the six months ended July 31, 1997, TARC incurred a loss of approximately $4.8 million related to this purchase commitment.

      TARC also entered into processing agreements with this third party to process approximately 1.1 million barrels of the third party's feedstocks for a fixed price per barrel. As of July 31, 1997, TARC recorded a net margin of approximately $0.2 million related to these processing arrangements, primarily as a result of income on the fixed fee processing agreement.

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

    HEDGING AGREEMENTS

         From time to time, TransTexas enters into commodity price swap agreements (the "Hedge Agreements") to reduce its exposure to price risk in the
spot market for natural gas.    The Hedge Agreements are accounted for as
hedges if the pricing of the hedge agreement correlates with the pricing of the natural gas production hedged. Accordingly, gains or losses are deferred and recorded as assets or liabilities and recognized as an increase or decrease in revenues in the respective month the physical volumes are sold.
For the three and six months ended July 31, 1997, TransTexas incurred net settlement losses pursuant to the Hedge Agreements of approximately $2.8 million and $7.4 million, respectively. As of July 31, 1997, TransTexas had no Hedge Agreements outstanding.

    LETTER OF CREDIT

         In January 1996, TransTexas entered into a reimbursement agreement with an unaffiliated third party pursuant to which the third party caused a $20 million letter of credit to be issued to collateralize a supersedeas bond on
behalf of TransTexas.   If there is a draw under the letter of credit,
TransTexas is required to reimburse the third party within 60 days. TransTexas has agreed to issue up to 8.6 million shares of its common stock to the third party if this contingent obligation to such third party becomes fixed and remains unpaid for 60 days. TransTexas does not believe that this contingency will occur. If the obligation becomes fixed, and alternative sources of capital are not available, TransTexas could elect to sell shares of TransTexas' common stock prior to the maturity of the obligation and use the proceeds of
such sale to repay the third party.   Based on TransTexas' current
capitalization, the issuance of shares of TransTexas' common stock to satisfy this obligation would result in deconsolidation of TransTexas for federal income tax purposes.

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

                         TRANSTEXAS ENERGY CORPORATION

                                  (UNAUDITED)


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

        Based upon independent legal advice, TransTexas has determined that it will not report any significant federal income tax liability as a result of the Lobo Sale. There are, however, significant uncertainties regarding TransTexas' tax position and no assurance can be given that TransTexas' position will be sustained if challenged by the IRS. TransTexas is part of an affiliated group for tax purposes (the "TNGC Consolidated Group"), which includes TNGC Holdings Corporation, the sole stockholder of TransAmerican. No letter ruling has been or will be obtained from the IRS regarding the Lobo Sale by any member of the TNGC Consolidated Group. If the IRS were to successfully challenge TransTexas' position, each member of the TNGC Consolidated Group would be severally liable under the consolidated tax return regulations for the resulting taxes, in the estimated amount of up to $250 million (assuming the use of existing tax attributes of the TNGC Consolidated Group), possible penalties equal to 20% of the amount of the tax, and interest at the statutory rate (currently 9%) on the tax and penalties (if any). The Tax Allocation Agreement has been amended so that TransAmerican will become obligated to fund the entire tax deficiency (if any) resulting from the Lobo Sale. There can be no assurance that TransAmerican would be able to fund any such payment at the time due and the other members of the TNGC Consolidated Group, thus, may be required to pay the tax. TransTexas has reserved approximately $75 million with respect to the potential tax liability for financial reporting purposes to reflect a portion of the federal
tax liability that TransAmerican might not be able to pay.   If  TransTexas were
required to pay this tax deficiency, it is likely that it would be required to sell significant assets or raise additional debt or equity capital to fund the payment.

         Under certain circumstances, TransAmerican or TEC may sell or
otherwise dispose of shares of  common  stock  of the  Company.   If, as a
result of any sale or other disposition of the Company's common stock, the aggregate ownership of TransTexas by members of the TNGC Consolidated Group (excluding TransTexas) is less than 80% (measured by voting power and value), TransTexas will no longer be a member of the TNGC Consolidated Group for federal tax purposes ("Deconsolidation") and, with certain exceptions, will no longer be obligated under the terms and conditions of, or entitled to the benefits of, the Tax Allocation Agreement. Further, if TEC or TARC sells or otherwise transfers any stock of TARC, or issues any options, warrants or other similar rights relating to such stock, outside of the TNGC Consolidated Group, which represents more than 20% of the voting power or equity value of
TARC, then a Deconsolidation of TARC  would occur.   A Deconsolidation of TARC
would result in a Deconsolidation of TransTexas if the TNGC Consolidated Group, excluding TARC, does not then own at least 80% of the voting power and equity value of TransTexas. Upon a Deconsolidation of TransTexas, members of the TNGC Consolidated Group that own TransTexas' common stock could incur a substantial amount of federal income tax liability. If such Deconsolidation occurred during the fiscal year ending January 31, 1998, the aggregate amount of this tax liability is estimated to be between $50 million and $100 million, assuming no reduction for tax attributes of the TNGC Consolidated Group. However, such tax liability generally would be substantially reduced or eliminated in the event that the IRS successfully challenged TransTexas' position on the Lobo Sale. Each member of a consolidated group filing a consolidated federal income tax return is severally liable to the IRS for the consolidated federal income tax liability of the consolidated group. There can be no assurance that each TNGC Consolidated Group member will have the ability to satisfy any tax obligation attributable to the Transactions at the time due and, therefore, other members of the group, including TEC, TransTexas or TARC, may be required to pay the tax.

         Generally, under the Tax Allocation Agreement, if net operating losses of TransTexas are used by other members of the TNGC Consolidated Group, then TransTexas is entitled to the benefit (through reduced current taxes payable) of such losses in later years to the extent TransTexas has taxable income, remains a member of the TNGC Consolidated Group and the other group members have the ability to pay such taxes. If TransAmerican, TARC or TEC transfers shares of common stock of TransTexas (or transfers options or other rights to acquire such shares) and, as a result of such transfer, Deconsolidation of TransTexas occurs, TransTexas would not thereafter receive any benefit pursuant to the Tax Allocation Agreement for net operating losses of TransTexas used by other members of the TNGC Consolidated Group prior to the Deconsolidation of TransTexas.

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

  POTENTIAL EFFECTS OF A CHANGE OF CONTROL

         The Subordinated Notes Indenture provides that, upon the occurrence of a Change of Control, each holder of the TransTexas Subordinated Exchange Notes will have the right to require TransTexas to repurchase such holder's notes at 101% of the principal amount thereof plus accrued and unpaid interest. Pursuant to the terms of the TransTexas Intercompany Loan, upon the occurrence of a Change of Control, TEC would have the right to require TransTexas and TARC to repay the principal of the TransTexas Intercompany Loan in an amount equal to a pro rata share of the amount TEC is required to pay under the TEC Notes Indenture. Such pro rata share would be calculated using the ratio of the outstanding principal amount of the TransTexas Intercompany Loan (or, for TARC, the accreted value of the outstanding principal amount of the TARC Intercompany
Loan) to the sum of (i) the outstanding principal amount of the TransTexas Intercompany Loan plus (ii) the accreted value of the outstanding principal amount of the TARC Intercompany Loan. A Change of Control would be deemed to occur under the Subordinated Notes Indenture in the case of certain changes or other events in respect of the ownership of TransTexas, including any circumstances pursuant to which any person or group other than John R. Stanley and his subsidiaries or the TEC Indenture Trustee is or become the beneficial owner of more than 50% of the total voting power of TransTexas' then outstanding voting stock and during the 90-day period thereafter the rating on the notes is downgraded or withdrawn. A Change of Control would be deemed to occur under the TEC Notes Indenture, the TransTexas Intercompany Loan and the TARC Intercompany Loan in the case of certain changes or other events in respect of the ownership or control of TEC, TransTexas, or TARC including any circumstance pursuant to which (i) any person or group, other than John R. Stanley and his subsidiaries or the TEC Indenture Trustee is or becomes the beneficial owner of more than 50% of the total voting power of TEC's then outstanding voting stock, or (iii) TEC or any of its subsidiaries own some of TransTexas' or TARC's capital stock, respectively, but less than 50% of the total voting stock or economic value of TransTexas or TARC, respectively, unless the TEC Notes have an investment grade rating for the period of 120 days thereafter. The term "person," as used in the definition of Change of Control, means a natural person, company, government or political subdivision, agency or instrumentality of a government and also includes a "group," which is defined as two or more persons acting as a partnership, limited partnership or other group. In addition, certain changes or other events in respect of the ownership or control of TransTexas that do not constitute a Change of Control under the Subordinated Notes Indenture or the TEC Notes Indenture may result in a "change of control" of TransTexas under the terms of TransTexas' credit facility (the "BNY Facility") and certain equipment financing. Such an occurrence could create an obligation for TransTexas to repay such other indebtedness. At July 31, 1997, TransTexas had approximately $26.6 million of indebtedness (excluding the Senior Secured Notes and the TransTexas Subordinated Exchange Notes) subject to such right of repayment or repurchase. In the event of a Change of Control under the TEC Notes Indenture or a "change of control" under the terms of other outstanding indebtedness, there can be no assurance that TransTexas or TARC will have sufficient funds to satisfy any such payment obligations.

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

                        TRANSAMERICAN ENERGY CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                                  (UNAUDITED)


6.  OTHER CURRENT ASSETS

         The major components of other current assets are as follows (in thousands of dollars):

                                                                           July 31,         January 31,
                                                                            1997               1997
                                                                         -----------        -----------
     Prepayments:
       Trade                                                              $   10,566        $    9,580
       Insurance                                                               3,865             2,913
     Deferred loss on commodity price swap agreements                             --             8,276
     Other                                                                     2,157             4,869
                                                                          ----------        ----------
                                                                          $   16,588        $   25,638
                                                                          ==========        ==========

7.  ACCRUED LIABILITIES

    The major components of accrued liabilities are as follows (in thousands of dollars):

                                                                           July 31,          January 31,
                                                                             1997                1997
                                                                          ---------          -----------
     Royalties                                                            $  11,326          $   27,607
     Taxes other than income taxes                                            7,623              13,501
     Interest                                                                12,382              20,978
     Payroll                                                                  6,167               6,012
     Litigation settlements and other                                            --               1,263
     Settlement values of commodity price swap agreements                        --              13,276
     Insurance                                                                6,269               7,840
     Other                                                                    5,649               8,384
                                                                          ---------          ----------
                                                                          $  49,416          $   98,861
                                                                          =========          ==========


         Included in litigation settlements and other at January 31, 1997 are certain non-recurring costs associated with the Lobo Sale.

8.  OTHER LIABILITIES

         The major components of other liabilities are as follows (in thousands of dollars):

                                                                           July 31,         January 31,
                                                                             1997               1997
                                                                          ----------        -----------
     Litigation settlements and accruals                                  $   10,008         $    9,641
     Short-term obligations expected to be refinanced:
         Litigation settlements                                                   --              2,500
         Accrued capital expenditures                                             --             19,738
     Other                                                                     1,485              1,112
                                                                          ----------         ----------
                                                                          $   11,493         $   32,991
                                                                          ==========         ==========


         During the months of April and May 1997, TransTexas obtained additional financing in the aggregate amount of approximately $45.8 million, of which approximately $21.0 million remains outstanding as of July 31, 1997. Proceeds from these transactions, net of current maturities, were used to pay the obligations listed above under the caption "Short-term obligations expected to be refinanced" at January 31, 1997 and for general corporate purposes.

                        TRANSAMERICAN ENERGY CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                                  (UNAUDITED)


9.  SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

         The following information reflects the Company's noncash investing and financing activities (in thousands of dollars):

                                                                        Six Months Ended
                                                                            July 31,
                                                                   ---------------------------
                                                                      1997              1996
                                                                   ----------       ----------
     Accounts payable for property and equipment                   $   36,825       $   53,803

     Interest accretion on TARC Notes capitalized
       in property and equipment                                       30,426           11,687

     Product financing arrangements                                        --          (11,022)

     Exchange of Subordinated Notes                                   115,815               --

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

     COASTAL. On October 28, 1991, The Coastal Corporation ("Coastal") filed an action against TransAmerican that was consolidated in the 49th Judicial District Court, Webb County, Texas, alleging breach of contract and tortious interference related to two gas sales contracts and a transportation agreement, seeking unspecified actual and punitive damages and injunctive relief. On April 22, 1994, the court entered a judgment adverse to TransAmerican and TransTexas requiring them to pay $1.3 million plus $0.7 million in attorneys' fees to Coastal. On May 29, 1996, the Court of Appeals affirmed the judgment. In December 1996, the Supreme Court of Texas declined to hear the appeal. The judgment was paid on May 27, 1997. Coastal executed a Release of Judgment and Judgment Lien which has been recorded in Webb and Zapata Counties.

     FROST. On November 10, 1994, Frost National Bank filed suit against TransTexas in the 111th Judicial District Court, Webb County, Texas, seeking a declaratory judgment determination that TransTexas failed to properly and accurately calculate royalties under a lease. The plaintiff had demanded $10 million plus interest. This case was settled in May 1997.

     FARIAS. On February 15, 1996, Celita Suzana Farias filed a wrongful death action in the 93rd District Court, Hidalgo County, Texas, against TransTexas and one of its contractors for fatal injuries suffered by the plaintiff's husband at the Yzaguirre Heirs #3 Well on February 13, 1996. The plaintiff alleges the defendants operated a crane in such a manner that they were negligent and grossly negligent. The plaintiff seeks unspecified damages. On March 7, 1996, the mother of the deceased TransTexas employee filed a petition in intervention also alleging negligence, gross negligence and malice and seeking unspecified damages. This litigation was settled in August 1997.

11.  CREDIT AGREEMENTS

         TransTexas and BNY Financial Corporation are parties to an Amended and Restated Accounts Receivable Management and Security Agreement (the "BNY Facility"), dated as of October 31, 1995 and amended in December 1996. In connection with the Lobo Sale, the TEC Notes Offering and the Transactions described in Note 2, TransTexas and BNY entered into a waiver of the BNY Facility, pursuant to which advances under the BNY Facility are made at the sole discretion of the lender and the lender may require repayment of principal and interest at any time. As of July 31, 1997, outstanding advances under the BNY Facility totaled approximately $6.2 million. Interest accrues on advances at the rate of (i) the higher of (a) the prime rate of The Bank of New York or (b) the Federal Funds Rate plus 1/2 of 1% plus (ii) 1/2 of 1%. Obligations under the BNY Facility are secured by liens on TransTexas' receivables and inventory. TransTexas is currently negotiating an amendment and restatement of the BNY Facility.

12.    TRANSACTIONS WITH AFFILIATES

      In June 1997, certain affiliates repaid approximately $65 million owed to TransTexas.

      TARC purchases natural gas from TransTexas on an interruptible basis. The total cost of natural gas purchased for the six months ended July 31, 1997 and 1996 was approximately $0.3 million and $1.5 million, respectively. The payable to TransTexas for natural gas purchased totaled approximately $3.0 million at July 31, 1997.

                       TRANSAMERICAN ENERGY CORPORATION

                                 (UNAUDITED)


      On June 13, 1997, the Transfer Agreement was amended to eliminate TransAmerican's indemnification obligations to TransTexas other than for tax liabilities.

      Southeast Contractors provides construction personnel to TARC in connection with TARC's expansion and construction program. These construction workers are temporary employees, and the number and composition of the workforce will vary throughout TARC's expansion and construction program. Southeast Contractors charges TARC for the direct costs it incurs (which consist solely of employee payroll and benefits) plus administrative costs and fees of up to $2.0 million per year. Total labor costs charged by Southeast Contractors for the six months ended July 31, 1997 and 1996 were $9.7 million and $4.4 million, respectively, of which $2.4 million and $1.8 million were payable at July 31, 1997 and January 31, 1997, respectively.

      On June 13, 1997, a services agreement was entered into among TransAmerican, TransTexas, TARC and TEC. Under the agreement, TransTexas will provide accounting, legal, administrative and other services to TARC, TEC and TransAmerican and its affiliates. TransAmerican will provide advisory services to TransTexas, TARC and TEC. TARC will pay TransTexas approximately $300,000 per month for services rendered to, and for allocated expenses paid by TransTexas on behalf of, TARC and TEC. TEC and its subsidiaries will pay
$2.5 million in the aggregate per year to TransAmerican for advisory services and benefits provided by TransAmerican. As of July 31, 1997, $0.4 million and $0.3 million was payable by TARC to TransTexas and TransAmerican, respectively, pursuant to the services agreement.

      In July 1997, TEC advanced $5 million to TARC. TARC anticipates a further advance from TEC of up to $40 million in September 1997. All of the advances will be governed by the terms of a promissory note that is due June 14, 2002 and bears interest at a rate of approximately 12.8% per annum.

     As a result of the $23 million dividend to TransAmerican described in Note 2, the assumption of net tax liabilities of $126 million described in Note 5 and certain other transfers of assets between the Company and TransAmerican totaling $8 million, additional paid in capital increased from $158.6 million as of January 31, 1997 to $269.6 million as of July 31, 1997.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

          The consolidated financial statements of TEC reflect the results of operations of TEC's wholly and majority owned subsidiaries, TARC and TransTexas. As of July 31, 1997, TransTexas' operations consisted of exploration and production of natural gas, condensate and natural gas liquids ("E&P"). TARC's business is refining and storage operations ("Refining"). As described in Note 1 to the condensed consolidated financial statements, transactions between TransTexas and TARC are significantly restricted. The following discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto of the Company included elsewhere in this report.

TRANSTEXAS

     RESULTS OF OPERATIONS

          TransTexas' results of operations are dependent upon natural gas production volumes and unit prices from sales of natural gas, condensate, and NGLs. The profitability of TransTexas also depends on the volume of natural gas it gathers and transports, its ability to minimize finding and lifting
costs and maintaining its reserve base while maximizing production.   On May
29, 1997, TransTexas entered into and consummated a stock purchase agreement with an unaffiliated buyer (the "Lobo Sale Agreement"), with an effective date of March 1, 1997, to effect the sale (the "Lobo Sale") of the stock of TransTexas Transmission Corporation ("TTC"), its subsidiary that owned substantially all of TransTexas' Lobo Trend producing properties and related pipeline transmission system, for a sales price of approximately $1.1 billion, subject to adjustments as provided for in the Lobo Sale Agreement. Accordingly, the Company's reported results for the three and six months ended July 31, 1997 include the effect of reduced volumes attributable to the producing properties sold as part of the Lobo Sale.

          TransTexas' operating data for the three months and six months ended July 31, 1997 and 1996, is as follows:

                                    Three Months Ended      Six Months Ended
                                         July 31,                July 31,
                                   --------------------    --------------------
                                     1997        1996        1997        1996
                                   --------    --------    --------    --------
Sales volumes:
  Gas (Bcf) (1)                        17.8        38.1        53.2        74.3
  NGLs (MMgal)                         14.3        41.1        61.7        89.3
  Condensate (MBbls)                    151         116         426         280
Average prices:
  Gas (dry)  (per Mcf) (2)         $   2.06    $   1.95    $   1.80    $   1.99
  NGLs (per gallon)                     .26         .31         .29         .31
  Condensate (per Bbl)                18.33       19.62       19.46       19.86
  Number of gross wells drilled          26          13          55          58
  Percentage of wells completed          54%         38%         58%         74%

----------------------
(1) Sales volumes for six months ended July 31, 1997 include 7.3 Bcf delivered pursuant to volumetric production payments.
(2) Average prices for the three and six months ended July 31, 1997 includes amounts delivered under volumetric production payments. The average gas price for TransTexas' undedicated production for these periods was $2.06 per Mcf and $1.91 per Mcf, respectively. Gas prices do not include the effect of hedging agreements.

  A summary of TransTexas' operating expenses is set forth below (in millions of dollars):

                                      Three Months Ended      Six Months Ended
                                           July 31,              July 31,
                                      -------------------   -------------------
                                        1997       1996       1997       1996
                                      --------   --------   --------   --------
Operating costs and expenses:
   Lease                              $    4.9   $    6.2   $   12.9   $   13.0
   Pipeline                                3.2        8.1       11.4       16.3
   Natural gas liquids                     3.6       10.7       14.5       23.2
                                      --------   --------   --------   --------
                                          11.7       25.0       38.8       52.5
Taxes other than income taxes (1)          2.5        7.2        7.7       12.4
                                      --------   --------   --------   --------
   Total                              $   14.2   $   32.2   $   46.5   $   64.9
                                      ========   ========   ========   ========

----------

(1) Taxes other than income taxes include severance, property, and other taxes.

      TransTexas' average depletion rates have been as follows:

                                      Three Months Ended            Six Months Ended
                                           July 31,                     July 31,
                                   -------------------------      ----------------------
                                      1997           1996           1997         1996
                                   -----------    ----------      ---------    ---------
   Depletion rates (per Mcfe)      $      1.02    $    0 .94      $   1.04     $    0.92
                                   ===========    ==========      ========     =========

          TransTexas' Consolidated EBITDA, as defined in the Indenture, is set forth in the table below (in millions of dollars). EBITDA consists of TransTexas' earnings before consolidated fixed charges (excluding capitalized interest), income taxes, depreciation, depletion, and amortization. EBITDA is not intended to represent cash flow or any other measure of financial performance in accordance with generally accepted accounting principles.

                                  Three Months Ended             Six Months Ended
                                       July 31,                      July 31,
                               -------------------------      ----------------------
                                  1997           1996           1997         1996
                               -----------    ----------      ---------    ---------
   Consolidated EBITDA         $     557.4    $    143.1      $  594.3     $   204.0
                               ===========    ==========      ========     =========


THREE MONTHS ENDED JULY 31, 1997, COMPARED WITH THE THREE MONTHS ENDED JULY 31, 1996

          Gas, condensate and NGLs revenues for the three months ended July 31, 1997 decreased $38.6 million from the comparable prior year quarter, due primarily to lower prices for and decreased volumes of natural gas and NGLs, primarily in the second quarter. The average monthly prices received per Mcf of gas, excluding amounts dedicated to volumetric production payments, ranged from $2.02 to $2.17 in the three months ended July 31, 1997, compared to a range of $2.04 to $2.37 in the same period in the prior year. The decrease in natural gas sales volumes resulted primarily from the sale of approximately 207 Bcfe of TransTexas' reserves in the Lobo Trend. As of July 31, 1997, TransTexas had a total of 105 producing wells compared to 861 at July 31, 1996. NGL sales volumes decreased as a result of decreases in the volumes of natural gas processed. Transportation revenues decreased $5.9 million over the prior year quarter due to the sale of the pipeline system.

         As a result of the Lobo Sale, the Tender Offer and the Exchange Offer, TransTexas recorded a $533 million pretax gain and a $72 million after tax extraordinary charge during the quarter ended July 31, 1997.

          Primarily as a result of the Lobo Sale, lease operating expenses, pipeline operating expenses and NGLs cost for the quarter ended July 31, 1997 decreased $1.3 million, $4.9 million and $7.1 million, respectively, over the comparable prior year period. Depreciation, depletion and amortization expense for the three months ended July 31, 1997 decreased $11.0 million due to a decrease in TransTexas' undedicated natural gas production as a result of the Lobo sale, offset by a $0.08 increase in the depletion rate. General and administrative expenses decreased approximately $3.0 million in the three months ended July 31, 1997, due primarily to lower professional fees and litigation expenses.

         Interest income for the three months ended July 31, 1997 increased approximately $4.8 million over the comparable prior year period due to increased cash balances in the current quarter. Interest expense decreased $7.9 million over the same period of the prior year primarily as a result of the retirement of the Senior Secured Notes, offset in part by an increase in the amount of interest capitalized in connection with the acquisition of undeveloped leasehold acreage.

SIX MONTHS ENDED JULY 31, 1997, COMPARED WITH THE SIX MONTHS ENDED JULY 31,
1996

   Gas, condensate and NGL revenues for the six months ended July 31, 1997 decreased by $45.5 million from the comparable period of the prior year, due primarily by decreases in gas, condensate and NGLs sales prices and gas sales volumes, offset in part by increases in condensate sales volumes. The average monthly prices received per Mcf of gas, excluding amounts dedicated to volumetric production payments, ranged from $2.29 to $1.49 in the six months ended July 31, 1997, compared to a range of $2.02 to $2.45 in the same period in the prior year. The increase in condensate sales volumes is due primarily to increased production from Trans Texas' new development areas, offset in part by the normal decline in natural gas production from the TransTexas Lobo Trend wells and the sale of the TransTexas producing properties in the Lobo Trend. NGLs sales volumes decreased as a result of decreases in the volumes of natural gas processed. Transportation revenues decreased by $4.8 million for the six months ended July 31, 1997, due primarily to decreases in volumes transported and the sale of the pipeline system.

   Lease operating expenses in the six months ended July 31, 1997 decreased by $0.1 million from the prior year period due primarily to decreases in the number of producing wells during the second quarter offset partially by an increase in salt water disposal and the initiation of a program to increase flow rates on certain TransTexas' wells through increased workovers and the installation of leased wellhead compressors. Pipeline operating expenses decreased by $4.9 due primarily to the sale of the pipeline system as part of the Lobo sale. NGLs cost decreased by $8.7 million from the comparable period in the prior year due to increases in the cost of natural gas used in NGL processing, offset by a decrease in volumes of natural gas processed. Depreciation, depletion and amortization expense for the six months ended July 31, 1997 decreased by $7.9 million due to the decrease in TransTexas' undedicated natural gas production partially offset by a $0.12 increase in the depletion rate. General and administrative expenses increased by $4.7 million due primarily to increases in wages and benefits and litigation expense. Taxes other than income taxes decreased by $4.6 million over the comparable prior year period due primarily to a decrease in ad valorem and excise taxes.

   Interest income for the six months ended July 31, 1997 increased by approximately $5.4 million over the comparable period of the prior year due to increased average cash balances. Interest expense decreased by $4.8 million primarily as a result of the retirement of the Senior Secured Notes offset in part by the accretion on subordinated notes.

   Cash flow from operating activities for the six months ended July 31, 1997 decreased by approximately $154.2 million from the prior-year period due primarily to lower net income from gas and oil production activities and repayment of production payments in connection with the Lobo Sale.

   Cash used in investing activities increased by $602.7 million due to proceeds from the sale of certain TransTexas producing properties offset in part by the increase in cash restricted for share repurchases.

   Cash flow from financing activities decreased by approximately $464.3 million due primarily to the retirement of the Senior Secured Notes offset in part by the TransTexas Intercompany Loan of $450 million.

TARC

  RESULTS OF OPERATIONS

      TARC's refinery was inoperative from January 1983 through February 1994. During this period, TARC's revenues were derived primarily from tank rentals and its expenses consisted of maintenance and repairs, tank rentals, general and administrative expenses and property taxes. TARC commenced partial operations at the refinery in March 1994 and has operated the No. 2 Vacuum Unit intermittently since that time. TARC may operate the No. 2 Crude Unit and the No. 2 Vacuum Unit if market conditions are favorable. TARC's decision to commence or suspend operations is based on the availability of working capital, current operating margins and the need to tie-in units as they are completed. TARC does not consider its historical results to be indicative of future results.

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

 THREE MONTHS ENDED JULY 31, 1997, COMPARED WITH THE THREE MONTHS ENDED JULY 31, 1996

      There were no costs of products sold for the three months ended July 31, 1997 as compared to $0.9 million for the same period in 1996, due to the sole use in 1997 of processing arrangements pursuant to which TARC processed feedstock owned by third parties (as opposed to TARC's purchase of feedstock and sale of product).

      Processing arrangements reflect income of $3.1 million and a loss of $1.5 million for the three months ended July 31, 1997 and 1996, respectively.
Income and losses were primarily due to price management activities.

      Operations and maintenance expense for the three months ended July 31, 1997 increased to $4.2 million from $3.5 million for the same period in 1996, primarily due to the increase of the Company's labor force in connection with the Capital Improvement Program.

      Depreciation and amortization expense for the three months ended July 31, 1997 decreased to $1.7 million from $1.8 million for the same period in 1996, primarily due to the completion of amortization of certain intangible assets during 1996.

      General and administrative expenses decreased to $2.3 million for the three months ended July 31, 1997 from $3.6 million for the same period in 1996, primarily due to decreased insurance expense and professional fees.

      Taxes other than income taxes for the three months ended July 31, 1997 decreased to $0.9 million from $2.5 million for the same period in 1996, primarily due to decreased property tax expense.

      TARC recognized a gain on purchase commitments of $0.3 million for the three months ended July 31, 1997. There were no such commitments for the three months ended July 31, 1996.

      Interest income for the three months ended July 31, 1997 increased to $0.9 million as compared to the same period in 1996 primarily due to the investment of proceeds from the TARC Intercompany Loan. Interest expense, net for the three months ended July 31, 1997 increased $2.5 million, due primarily to interest on the promissory notes to TransAmerican and other long-term debt. During the three months ended July 31, 1997, TARC capitalized approximately $22.8 million of interest related to property and equipment additions at TARC's refinery compared to $16.7 million for the three months ended July 31, 1996.

      Equity in income of TransTexas before extraordinary item for the three months ended July 31, 1997 increased to $47.2 million as compared to $10.1 million for the same period in 1996, due primarily to a $533 million gain on the sale by TransTexas of a subsidiary. TARC recognized equity in an extraordinary item of $(10.2) million for the three months ended July 31, 1997. The extraordinary loss of TransTexas is attributable to a loss on the early extinguishment of debt as a result of the repurchase by TransTexas of its Senior Secured Notes and the exchange of its Subordinated Notes.

  SIX MONTHS ENDED JULY 31, 1997, COMPARED WITH THE SIX MONTHS ENDED JULY 31,
  1996

      There were no revenues for the six months ended July 31, 1997 as compared to $10.9 million for the same period in 1996, primarily as a result of processing the majority of refinery throughput for third parties under processing agreements.

      There were no costs of products sold for the six months ended July 31, 1997 as compared to $12.4 million for the same period in 1996, due primarily to the Company's use in 1997 of processing arrangements pursuant to which TARC processed feedstock owned by third parties (as opposed to TARC's purchase of feedstock and sale of product).

      Processing arrangements reflect income of $3.2 million and a loss of $3.3 million for the six months ended July 31, 1997 and 1996, respectively. Income and losses were primarily due to price management activities.

      Operations and maintenance expense for the six months ended July 31, 1997 increased $1.3 million to $7.9 million from $6.6 million for the same period in 1996, primarily due to the increase of the Company's labor force in connection with the Capital Improvement Program.

      Taxes other than income taxes for the six months ended July 31, 1997 decreased $1.1 million to $1.8 million from $2.9 million for the same period in 1996 primarily due to decreased property tax expense.

      Loss on purchase commitments for the six months ended July 31, 1997 consists of a $4.8 million loss related to a commitment to purchase 0.6 million barrels of feedstock. These barrels have been sold to a third party and are now subject to a processing agreement.

      Interest income for the six months ended July 31, 1997 increased $0.8 million as compared to the same period in 1996 primarily due to the investment of proceeds from the TARC Intercompany Loan. Interest expense for the six months ended July 31, 1997 increased $4.7 million, primarily due to interest on the promissory notes to TransAmerican and other long-term debt. During the six months ended July 31, 1997, the Company capitalized approximately $41.6 million of interest related to property and equipment additions at the Company's refinery compared to $33.3 million for the six months ended July 31, 1996.

      Equity in income of TransTexas before extraordinary item for the six months ended July 31, 1997 increased to $45.2 million as compared to $11.1 million for the same period in 1996, due primarily to a $533 million gain on the sale by TransTexas of a subsidiary. TARC recognized equity in an extraordinary item of $(10.2) million for the six months ended July 31, 1997. The extraordinary loss of TransTexas is attributable to a loss on the early extinguishment of debt as a result of the repurchase by TransTexas of its Senior Secured Notes and the exchange of its Subordinated Notes.

LIQUIDITY AND CAPITAL RESOURCES

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

         On May 29, 1997, TransTexas entered into and consummated a stock purchase agreement with an unaffiliated buyer (the "Lobo Sale Agreement"), with an effective date of March 1, 1997, to effect the sale (the "Lobo Sale") of the stock of TTC, its subsidiary that owned substantially all of TransTexas' Lobo Trend producing properties and related pipeline transmission system, for a sales price of approximately $1.1 billion, subject to adjustments as provided for in the Lobo Sale Agreement. Purchase price adjustments were made for, among other things: the value of certain NGLs and stored hydrocarbons; the value of gas in TTC's pipeline; prepaid expenses relating to post-effective date operations; post- closing expenses related to pre-closing operations; the value of oil and gas produced and sold between the effective date of the Lobo Sale Agreement and closing (approximately $44 million); property defects; and estimated costs associated with liabilities discovered before closing.
Purchase price adjustments made at the closing of the Lobo Sale are subject to
a review, reconciliation and resolution process.   With proceeds from the Lobo
Sale, TransTexas repaid certain indebtedness and other obligations, including
production payments, in an aggregate amount of approximately $84 million.   The
remaining net proceeds have been or will be used for the redemption or repurchase of the Senior Secured Notes and for general corporate purposes.

         With the proceeds of the TEC Notes Offering, TEC made intercompany loans to TransTexas in the principal amount of $450 million (the "TransTexas Intercompany Loan") and to TARC in the original amount of $676 million (the "TARC Intercompany Loan" and, together with the TransTexas Intercompany Loan, the "Intercompany Loans"). The promissory note evidencing the TransTexas Intercompany Loan (i) bears interest at a rate of 10 7/8% per annum, payable semi-annually in cash in arrears and (ii) is secured initially by a security interest in substantially all of the assets of TransTexas other than inventory, receivables and equipment. The promissory note evidencing the TARC Intercompany Loan (i) accretes principal at the rate of 16% per annum, compounded semi-annually, until June 15, 1999 to a final accreted value of $920 million, and thereafter pays interest semi-annually in cash in arrears on the accreted value thereof, at a rate of 16% per annum and (ii) is secured initially by a security interest in substantially all of TARC's assets other than inventory, receivables and equipment. The Intercompany Loans will mature
on June 1, 2002.   The Intercompany Loan Agreements contain certain restrictive covenants including, among others, limitations on incurring additional debt,
asset sales, dividends and transactions with affiliates.   Upon the occurrence
of a Change of Control (as defined), TEC will be required to make an offer to purchase all of the outstanding TEC Notes at a price equal to 101% of the principal amount thereof, together with accrued and unpaid interest, if any, or, in the case of any such offer to purchase the TEC Senior Secured Discount Notes prior to June 15, 1999, at a price equal to 101% of the accreted value thereof, in each case, to and including the date of purchase. Pursuant to the terms of the Intercompany Loans, TEC may require TransTexas and TARC to pay a pro rata share of the purchase price paid by TEC. See " Potential Effects of a Change of Control."

         On June 13, 1997, TransTexas completed a tender offer for its Senior Secured Notes for 111 1/2% of their principal amount (plus accrued and unpaid interest). Approximately $785.4 million principal amount of Senior Secured
Notes were tendered and accepted by TransTexas.   The Senior Secured Notes
remaining outstanding were called for redemption on June 30, 1997 pursuant to the terms of the Senior Secured Notes Indenture.

         On June 19, 1997, TransTexas completed an exchange offer, pursuant to which it exchanged approximately $115.8 million aggregate principal amount of its 13 3/4% Senior Subordinated Notes due 2001 (the "Subordinated Exchange Notes") for all of the Subordinated Notes. The Subordinated Exchange Notes pay interest in cash semi-annually in arrears on each June 30 and December 31 commencing December 31, 1997. The indenture governing the Subordinated Exchange Notes includes certain restrictive covenants, including, among others, limitations on incurring additional debt, asset sales, dividends and transactions with affiliates.

          TransTexas has implemented a stock repurchase program pursuant to which it plans to repurchase common stock from its public stockholders and from its affiliates, including TEC and TARC, in an aggregate amount of approximately $399 million in value of stock purchased. It is anticipated that TransTexas will acquire four times the number of shares from its affiliated stockholders than it acquires from its public stockholders. Shares may be purchased through open market purchases, negotiated transactions or tender offers, or a combination of the above. It is anticipated that the price paid to affiliated stockholders will equal the weighted average price paid to purchase shares from the public stockholders. As of July 31, 1997, approximately 3.1 million shares had been repurchased from public stockholders for an aggregate purchase price of approximately $49.6 million. As of September 15, 1997, approximately 0.8 million additional shares had been repurchased from public stockholders for an aggregate purchase price of approximately $11.8 million, and approximately 12.6 million shares had been repurchased from TARC and TEC for an aggregate purchase price of approximately $201 million.

        On June 13, 1997, TARC completed a tender offer (the "TARC Notes Tender Offer") for the (i) TARC Mortgage Notes for 112% of their principal amount
(plus accrued and unpaid interest) and (ii) TARC Discount Notes for 112% of their accreted value. TARC Mortgage Notes and TARC Discount Notes with an aggregate carrying value of $423 million were tendered and accepted by TARC at a cost to TARC of approximately $437 million (including accrued interest, premiums and other costs). As a result of the TARC Notes Tender Offer, $17.2 million in debt issuance costs were written off and TARC recorded a total extraordinary charge of approximately $84 million during the quarter ended July 31, 1997. As of July 31, 1997, TARC Mortgage Notes and TARC Discount Notes with a carrying value of $15.7 million remained outstanding.

      On June 13, 1997, TEC completed a tender offer for all of the outstanding common stock purchase warrants of TARC ("TARC Warrants") at a price of $4.50 per warrant. Pursuant to the tender offer, TEC purchased 7,335,452 TARC Warrants for an aggregate purchase price of approximately $33 million. TARC intends to enter into a merger with one of its affiliates pursuant to which each remaining warrant, 159,861 at July 31, 1997, would become exercisable (at an exercise price of $.01) to receive $4.51 of cash instead of one share of common stock of TARC.

     TEC paid a dividend to TransAmerican in the amount of $23 million. A portion of the dividend was used to repay the debt of an affiliate, which had been secured by a pledge of 3.7 million shares of TransTexas common stock. In connection with the TEC Notes Offering, TransAmerican contributed the 3.7 million shares of TransTexas common stock to TEC.

        Following consummation of the TEC Notes Offering and the transactions described in Note 2 to the condensed consolidated financial statements, TEC's only source of funds for its holding company operations and debt service will be from approximately $50 million in working capital currently held by TEC, payments on the Intercompany Loans, dividends from its subsidiaries, interest on funds on the Disbursement Account, payments made by TARC on behalf of TEC pursuant to the Services Agreement and, in limited circumstances as permitted by the TEC Notes Indenture, sales of stock TEC holds in its subsidiaries.

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

          TransTexas and BNY Financial Corporation are parties to an Amended and Restated Accounts Receivable Management and Security Agreement (the "BNY Facility"), dated as of October 31, 1995 and amended in December 1996. In connection with the Lobo Sale, the TEC Notes Offering and the Transactions described in Note 2 of Notes to Condensed Consolidated Financial Statements, TransTexas and BNY entered into a waiver of the BNY Facility, pursuant to which advances under the BNY Facility are made at the sole discretion of the lender and the lender may require repayment of principal and interest at any time. As of July 31, 1997, outstanding advances under the BNY Facility totaled approximately $6.2 million. Interest accrues on advances at the rate of (i) the higher of (a) the prime rate of The Bank of New York or (b) the Federal Funds Rate plus 1/2 of 1% plus (ii) 1/2 of 1%. Obligations under the BNY Facility are secured by liens on TransTexas' receivables and inventory. TransTexas is currently negotiating an amendment and restatement of the BNY Facility.

      The TEC Notes Indenture permits TARC to obtain a revolving credit facility but places certain limitations on TARC's ability to incur other indebtedness. In order to operate the refinery at expected levels after the completion of Phase I of the Capital Improvement Program, TARC will require additional working capital. Although TARC and a lender have engaged in discussions concerning the terms of a revolving credit facility, there can be no assurance TARC will be able to obtain such a facility.

         During the months of April and May 1997, TransTexas obtained additional financing in the aggregate amount of approximately $45.8 million, of which approximately $21.0 million remains outstanding. Proceeds from these transactions, net of current maturities, were used to pay certain short-term obligations outstanding at January 31, 1997.

          TransTexas makes substantial capital expenditures for the exploration, development and production of natural gas. TransTexas historically has financed its capital expenditures, debt service and working capital requirements from cash from operations, public and private offerings of debt and equity securities, the sale of production payments, asset sales, its accounts receivable revolving credit facility and other financings. Cash flow from operations is sensitive to the prices TransTexas receives for its natural gas. TransTexas from time to time enters into commodity price swap agreements to reduce its exposure to price risk in the spot market for natural gas. Proceeds from natural gas sales are received at approximately the same time that production related burdens, such as royalties, production taxes and drilling program obligations are payable. TransTexas' leverage and debt covenants may limit its ability to obtain additional financings.

          For the six months ended July 31, 1997, total capital expenditures were $206 million, including $41 million for lease acquisitions, $129 million for drilling and development and $36 million for TransTexas' gas gathering and pipeline system and other equipment and seismic acquisitions. During this period, TransTexas accelerated its exploration and development drilling program which included the successful exploration efforts in Galveston Bay, Goliad County and Brazoria County and, as a result, its capital expenditures for fiscal 1998 will significantly exceed its original anticipated amount of $220 million. Anticipated capital expenditures in fiscal 1998, including the development of the successful exploration areas will require supplementing cash flow from operations with asset sales or financings.

      TARC is currently operating certain completed units of the refinery pursuant to the processing agreements described in Note 5 to the condensed consolidated financial statements. However, TARC has no current plans to commence regular refinery operations before completion of the Delayed Coking Unit. TARC anticipates that, until completion of the Delayed Coking Unit, its capital needs will be limited to expenditures for the Capital Improvement Program, general and administrative expenses and refinery maintenance costs.

      Following completion of the transactions described in Note 2 of Notes to Condensed Consolidated Financial Statements, TARC and TEC will have deposited approximately $529 million into accounts in the name of TARC and TEC (together, the "Disbursement Account") from which disbursements will be made pursuant to a disbursement agreement (the "Disbursement Agreement") among TARC, TEC, the TEC Indenture Trustee, Firstar Bank of Minnesota, N. A., as Disbursement Agent, and Baker & O'Brien, Inc., as Construction Supervisor. See Note 4 to Notes to Condensed Consolidated Financial Statements. Of these funds, $427 million will be available only for the Capital Improvement Program, approximately $25.5 million will be available for general and administrative expenses, $7 million will be available for outstanding accounts payable, $50 million will be available for working capital upon completion of the Delayed Coking Unit and certain supporting units and $19 million will be available for the payment of interest on, or the redemption, purchase, defeasance or other retirement of, the outstanding TARC Notes. TARC's estimated capital expenditures for the Capital Improvement Program are $201 million, $210 million, and $16 million, respectively, during the remainder of fiscal 1998, and the fiscal years ending January 31, 1999 and 2000. If engineering problems, cost overruns or delays occur and other financing sources are not available, TARC may not be able to complete both phases of the Capital Improvement Program. As of July 31, 1997, $24.9 million had been disbursed to TARC out of the Disbursement Account for use in the Capital Improvement Program and $7.0 million for general corporate purposes.

      In April 1996, TARC entered into a processing agreement with a third party to process feedstocks. Under the terms of the agreement, the processing fee earned by the third party is based on the margin earned by the third party, if any, after deducting all of its related costs such as feedstock acquisition, hedging, transportation, processing and inspections plus a commission for each barrel processed. As of July 31, 1997, TARC has processed 6.4 million barrels of feedstocks under this agreement. As of July 31, 1997 and January 31, 1997, TARC was storing approximately 0.8 million and 1.0 million barrels, respectively, of feedstock and intermediate or refined products. For the six months ended July 31, 1997 and 1996, TARC recorded income (loss) from processing agreements of $3.2 million and $(3.3) million, respectively. Included in the 0.8 million barrels of product stored at the refinery as of July 31, 1997, is approximately
0.6 million barrels of feedstock related to a purchase commitment entered into in April, 1997. The 0.6 million barrels have been sold to the third party involved in the processing arrangement. For the six months ended July 31, 1997, TARC incurred a loss of approximately $4.8 million related to this purchase commitment.

      TARC also entered into processing agreements with this third party to process approximately 1.1 million barrels of the third party's feedstocks for a fixed price per barrel. As of July 31, 1997, TARC recorded a net margin of approximately $0.2 million related to these processing arrangements, primarily as a result of income on the fixed fee processing agreement.

      In August 1997, TARC executed a letter of intent to purchase a tank storage facility adjacent to the refinery. TARC made a nonrefundable deposit of $5 million toward the purchase price of $40 million (subject to increase by $7 million if an additional docking facility is included in the assets purchased).

      Environmental compliance and permitting issues are an integral part of the capital expenditures anticipated in connection with the expansion and modification of the refinery. TARC does not expect to incur any additional significant expenses for environmental compliance during fiscal 1998 or fiscal 1999 other than those budgeted for the Capital Improvement Program. There is no assurance, however, that costs incurred to comply with environmental laws will not have a material adverse effect on TARC's future results of operations, cash flows or financial condition. TARC also has contingent liabilities with respect to litigation matters as more fully described in Note 5 of Notes to Condensed Consolidated Financial Statements.

        CONTINGENT LIABILITIES

          TransTexas has significant contingent liabilities, including liabilities with respect to litigation matters as described above. These matters, individually and in the aggregate, amount to significant potential liability which, if adjudicated in a manner adverse to TransTexas in one reporting period, could have a material adverse effect on TransTexas' cash flow or operations for that period. Although the outcome of these contingencies or the probability of the occurrence of these contingencies cannot be predicted with certainty, TransTexas does not expect these matters to have a material adverse effect on its financial position. TransTexas has caused delivery of a letter of credit to secure potential liabilities totaling approximately $20 million in connection with certain litigation described above.

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

         Pursuant to the Lobo Sale Agreement, TransTexas is required to indemnify the buyer for certain liabilities related to the assets owned by TTC. Although TransTexas does not anticipate that it will incur any material indemnity liability, no assurance can be given that TransTexas will have sufficient funds to satisfy any such indemnity obligation or that any payment thereof will not have a material adverse effect on its ability to fund its debt service, capital expenditure and working capital requirements.

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

         Based upon independent legal advice, TransTexas has determined that it will not report any significant federal income tax liability as a result of the Lobo Sale. There are, however, significant uncertainties regarding TransTexas' tax position and no assurance can be given that TransTexas' position will be sustained if challenged by the IRS. TransTexas is part of an affiliated group for tax purposes (the "TNGC Consolidated Group"), which includes TNGC Holdings Corporation, the sole stockholder of TransAmerican. No letter ruling has been or will be obtained from the IRS regarding the Lobo Sale by any member of the TNGC Consolidated Group. If the IRS were to successfully challenge TransTexas' position, each member of the TNGC Consolidated Group would be severally liable under the consolidated tax return regulations for the resulting taxes, in the estimated amount of up to $250 million (assuming the use of existing tax attributes of the TNGC Consolidated Group), possible penalties equal to 20% of the amount of the tax, and interest at the statutory rate (currently 9%) on the tax and penalties (if any). The Tax Allocation Agreement has been amended so that TransAmerican will become obligated to fund the entire tax deficiency (if any) resulting from the Lobo Sale. There can be no assurance that TransAmerican would be able to fund any such payment at the time due and the other members of the TNGC Consolidated Group, thus, may be required to pay the tax. TransTexas has reserved approximately $75 million with respect to the potential tax liability for financial reporting purposes to reflect a portion of the federal tax liability that TransAmerican might not be able to pay. If TransTexas were required to pay this tax deficiency, it is likely that it would be required to sell significant assets or raise additional debt or equity capital to fund the payment.

         Under certain circumstances, TransAmerican or TEC may sell or
otherwise dispose of shares of common stock of the Company.   If, as a
result of any sale or other disposition of the Company's common stock, the aggregate ownership of TransTexas by members of the TNGC Consolidated Group (excluding TransTexas) is less than 80% (measured by voting power and value), TransTexas will no longer be a member of the TNGC Consolidated Group for federal tax purposes ("Deconsolidation") and, with certain exceptions, will no longer be obligated under the terms and conditions of, or entitled to the benefits of, the Tax Allocation Agreement. Further, if TEC or TARC sells or otherwise transfers any stock of TARC, or issues any options, warrants or other similar rights relating to such stock, outside of the TNGC Consolidated Group, which represents more than 20% of the voting power or equity value of TARC, then a Deconsolidation of TARC would occur. A Deconsolidation of TARC would result in a Deconsolidation of TransTexas if the TNGC Consolidated Group, excluding TARC, does not then own at least 80% of the voting power and equity value of TransTexas. Upon a Deconsolidation of TransTexas, members of the TNGC Consolidated Group that own TransTexas' common stock could incur a substantial amount of federal income tax liability. If such Deconsolidation occurred during the fiscal year ending January 31, 1998, the aggregate amount of this tax liability is estimated to be between $50 million and $100 million, assuming no reduction for tax attributes of the TNGC Consolidated Group. However, such tax liability generally would be substantially reduced or eliminated in the event that the IRS successfully challenged TransTexas' position on the Lobo Sale. Each member of a consolidated group filing a consolidated federal income tax return is severally liable to the IRS for the consolidated federal income tax liability of the consolidated group. There can be no assurance that each TNGC Consolidated Group member will have the ability to satisfy any tax obligation attributable to the Transactions at the time due and, therefore, other members of the group, including TEC, TransTexas or TARC, may be required to pay the tax.

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

          TransTexas is required, under the Tax Allocation Agreement, to pay any Texas franchise tax (which is estimated not to exceed $11.4 million) attributable to prior year transactions. TransTexas paid approximately $5.4 million of such tax as of the closing of the Lobo Sale and will pay a substantial amount of the remaining tax within the ensuing 12-month period

    POTENTIAL EFFECTS OF A CHANGE OF CONTROL

     The Subordinated Notes Indenture provides that, upon the occurrence of a Change of Control, each holder of the Subordinated Exchange Notes will have the right to require TransTexas to repurchase such holder's Notes at 101% of the principal amount thereof plus accrued and unpaid interest. Pursuant to the terms of the TransTexas Intercompany Loan, upon the occurrence of a Change of Control, TEC would have the right to require TransTexas to repay the principal of the TransTexas Intercompany Loan in an amount equal to a pro rata share of the amount TEC is required to pay under the TEC Notes Indenture. Such pro rata share would be calculated using the ratio of the outstanding principal amount of the TransTexas Intercompany Loan to the sum of (i) the outstanding principal amount of the TransTexas Intercompany Loan plus (ii) the accreted value of the outstanding principal amount of the TARC Intercompany Loan. A Change of Control would be deemed to occur under the Subordinated Notes Indenture in the case of certain changes or other events in respect of the ownership of TransTexas, including any circumstances pursuant to which any person or group other than John R. Stanley and his subsidiaries or the TEC Indenture Trustee is or become the beneficial owner of more than 50% of the total voting power of TransTexas' then outstanding voting stock, and during the 90 days thereafter, the rating of the notes is downgraded or withdrawn. A Change of Control would be deemed to occur under the TransTexas Intercompany Loan in the case of certain changes or other events in respect of the ownership or control of TEC, TransTexas, or TARC including any circumstance pursuant to which (i) any person or group, other than John R. Stanley and his subsidiaries or the TEC Indenture Trustee is or becomes the beneficial owner of more than 50% of the total voting power of TEC's then outstanding voting stock, or (ii) TEC or any of its subsidiaries own some of TransTexas' or TARC's capital stock, respectively, but less than 50% of the total voting stock or economic value of TransTexas or TARC, respectively, unless the TEC Notes have an investment grade rating for the period of 120 days thereafter. The term "person," as used in the definition of Change of Control, means a natural person, company, government or political subdivision, agency or instrumentality of a government and also includes a "group," which is defined as two or more persons acting as a partnership, limited partnership or other group. In addition, certain changes or other events in respect of the ownership or control of TransTexas that do not constitute a Change of Control under the TEC Notes Indenture may result in a "change of control" of TransTexas under the terms of TransTexas' credit facility (the "BNY Facility") and certain equipment financing. Such an occurrence could create an obligation for TransTexas to repay such other indebtedness. At July 31, 1997, TransTexas had approximately $26.6 million of indebtedness (excluding the Senior Secured Notes and the Subordinated Notes) subject to such right of repayment or repurchase. In the event of a Change of Control under the Subordinated Notes Indenture or the TEC Notes Indenture or a "change of control" under the terms of other outstanding indebtedness, there can be no assurance that TransTexas will have sufficient funds to satisfy any such payment obligations.

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

FORWARD-LOOKING STATEMENTS

      Forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, are included throughout this report. All statements other than statements of historical facts included in this Quarterly Report on Form 10-Q regarding TARC's financial position, business strategy, plans and objectives of management for future operations, including but not limited to words such as "anticipates," "expects," "believes," "estimates," "intends," "projects" and "likely" indicate forward-looking statements. TEC's management believes that its current views and expectations are based on reasonable assumptions; however, there are significant risks and uncertainties that could significantly affect expected results. Factors that could cause actual results to differ materially from those in the forward-looking statements include, without limitation, fluctuations in the commodity prices for natural gas, crude oil, condensate and natural gas liquids, the extent of TransTexas' success in discovering, developing and producing reserves, engineering problems, work stoppages, cost overruns, personnel or materials shortages, fluctuations in commodity prices for petroleum and refined products, casualty losses, conditions in the equity and capital markets, the ultimate resolution of litigation and competition.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

      Not applicable.

                          PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         See Notes 5 and 10 to the condensed consolidated financial statements for a discussion of the Company's legal proceedings.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

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

         The TEC Notes Indenture contains certain restrictive covenants including, among others, limitations on incurring additional debt, asset sales, dividends and transactions with affiliates.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) EXHIBITS:

             3.1 - Certificate of Amendment dated June 5, 1997 to Certificate of
                   Incorporation of the Company (filed as an exhibit to the Company's current report on Form 8-K dated June 13, 1997, and incorporated herein by reference thereto).

             3.2 - Certificate of Amendment dated July 2, 1997 to Certificate of
                   Incorporation of the Company (filed as an exhibit to the Company's current report on Form 8-K dated June 13, 1997, and incorporated herein by reference thereto).

             4.1 - Second Supplemental Indenture dated June 13, 1997 among TARC, as issuer, the Company, as guarantor, and First Union National Bank, as trustee (filed as an exhibit to the Company's current report on Form 8-K dated June 13, 1997, and incorporated herein by reference thereto).

             4.2 - Indenture dated June 13, 1997 among the Company, as issuer, and Firstar Bank of Minnesota, as trustee (filed as an exhibit to the Company's current report on Form 8-K dated June 13, 1997, and incorporated herein by reference thereto).

             4.3 - Security and Pledge Agreement dated June 13, 1997 by the
                   Company in favor of Firstar Bank of Minnesota, as trustee (filed as an exhibit to the Company's current report on Form 8-K dated June 13, 1997, and incorporated herein by reference thereto).

             4.4 - Registration Rights Agreement dated June 5, 1997 (filed as an exhibit to the Company's current report on Form 8-K dated June 13, 1997, and incorporated herein by reference thereto).

             4.5 - Loan Agreement dated June 13, 1997 between TransTexas and the
                   Company (filed as an exhibit to the Company's current report on Form 8-K dated June 13, 1997, and incorporated herein by reference thereto).

             4.6 - Loan Agreement dated June 13, 1997 between TARC and the
                   Company (filed as an exhibit to the Company's current report on Form 8-K dated June 13, 1997, and incorporated herein by reference thereto).

             4.7 - Security and Pledge Agreement dated June 13, 1997 by
                   TransTexas in favor of the Company (filed as an exhibit to the Company's current report on Form 8-K dated June 13, 1997, and incorporated herein by reference thereto).

             4.8 - Security and Pledge Agreement dated June 13, 1997 by TARC in favor of the Company (filed as an exhibit to the Company's current report on Form 8-K dated June 13, 1997, and incorporated herein by reference thereto).

             4.9 - Disbursement Agreement dated June 13, 1997 among TARC, the
                   Company, Firstar Bank of Minnesota, as disbursement agent and trustee, and Baker & O'Brien, as construction supervisor (filed as an exhibit to the Company's current report on Form 8-K dated June 13, 1997, and incorporated herein by reference thereto).

            4.10 - Disbursement Agreement dated June 13, 1997 among TransTexas, the Company and Firstar Bank of Minnesota, as disbursement agent and trustee (filed as an exhibit to the Company's current report on Form 8-K dated June 13, 1997, and incorporated herein by reference thereto).

            4.11 - Forms of Mortgage dated June 13, 1997 between TransTexas and
                   TransAmerican Energy Corporation, (filed as Exhibit 4.6 to TransTexas' registration statement on Form S-4 (333-33803), and incorporated herein by reference thereto).

            4.12 - Form of Mortgage dated June 13, 1997 between TARC and
                   TransAmerican Energy Corporation (filed as an exhibit to TARC's quarterly report for the quarter ended July 31, 1997, and incorporated herein by reference thereto).

            4.13 - Intercreditor and Collateral Agency Agreement dated June 13,
                   1997 among Firstar Bank of Minnesota, TEC and TransTexas.

            4.14 - Intercreditor and Collateral Agency Agreement dated June 13,
                   1997, among Firstar Bank of Minnesota, First Union National Bank, TEC, and TARC.

            10.1 - Stock Purchase Agreement dated May 29, 1997 by and between
                   TransTexas and First Union Bank of Connecticut (filed as an exhibit to TransTexas' Current Report on Form 8-K dated May 29, 1997, and incorporated herein by reference thereto).

            10.2 - Services Agreement dated June 13, 1997 among TNGC Holdings
                   Corporation, TransAmerican, TEC, TARC, TransTexas and TTXD (filed as an exhibit to TransTexas' Quarterly Report on Form 10-Q for the quarter ended July 31, 1997, and incorporated herein by reference thereto).

            10.3 - Amendment No. 3 to Tax Allocation Agreement dated May 29,
                   1997. (filed as an exhibit to TransTexas' Quarterly Report on Form 10-Q for the quarter ended July 31, 1997, and incorporated herein by reference thereto)

            10.4 - Amendment No. 4 to Tax Allocation Agreement dated June 13,
                   1997 (filed as an exhibit to TransTexas' Quarterly Report on Form 10-Q for the quarter ended July 31, 1997, and incorporated herein by reference thereto).

            27.1 - Financial Data Schedule

            99.1 - Financial statements of TransTexas dated July 31, 1997 (filed as part of TransTexas' Quarterly Report on Form 10-Q for the quarter ended July 31, 1997, and incorporated herein by reference thereto).

            99.2 - Financial statements of TARC dated July 31, 1997 (filed as part of TARC's Quarterly Report on Form 10-Q for the quarter ended July 31, 1997, and incorporated herein by reference thereto).

         (b) REPORTS ON FORM 8-K

             On May 15, 1997, TEC filed a current report on Form 8-K dated May 14, 1997 to report under Item 5 of the announcement of the TEC Notes Offering and TARC Warrants Tender Offer.

             On August 18, 1997, TEC filed a current report on Form 8-K dated June 13, 1997 to report under Item 5 the completion of the TEC Notes Offering and related transactions. Pro forma financial statements giving effect to the TEC Notes Offering and related transactions were included in the report.

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



                                         TRANSAMERICAN ENERGY CORPORATION
                                                    (Registrant)


                                         By:   /s/ED DONAHUE
                                             -----------------------------------
                                             Ed Donahue, Vice President and
                                                  Chief Financial Officer





September 18, 1997

                               INDEX TO EXHIBITS

          Exhibits                             Description
          --------                             -----------

             3.1 - Certificate of Amendment dated June 5, 1997 to Certificate of
                   Incorporation of the Company (filed as an exhibit to the Company's current report on Form 8-K dated June 13, 1997, and incorporated herein by reference thereto).

             3.2 - Certificate of Amendment dated July 2, 1997 to Certificate of
                   Incorporation of the Company (filed as an exhibit to the Company's current report on Form 8-K dated June 13, 1997, and incorporated herein by reference thereto).

             4.1 - Second Supplemental Indenture dated June 13, 1997 among TARC, as issuer, the Company, as guarantor, and First Union National Bank, as trustee (filed as an exhibit to the Company's current report on Form 8-K dated June 13, 1997, and incorporated herein by reference thereto).

             4.2 - Indenture dated June 13, 1997 among the Company, as issuer, and Firstar Bank of Minnesota, as trustee (filed as an exhibit to the Company's current report on Form 8-K dated June 13, 1997, and incorporated herein by reference thereto).

             4.3 - Security and Pledge Agreement dated June 13, 1997 by the
                   Company in favor of Firstar Bank of Minnesota, as trustee (filed as an exhibit to the Company's current report on Form 8-K dated June 13, 1997, and incorporated herein by reference thereto).

             4.4 - Registration Rights Agreement dated June 5, 1997 (filed as an exhibit to the Company's current report on Form 8-K dated June 13, 1997, and incorporated herein by reference thereto).

             4.5 - Loan Agreement dated June 13, 1997 between TransTexas and the
                   Company (filed as an exhibit to the Company's current report on Form 8-K dated June 13, 1997, and incorporated herein by reference thereto).

             4.6 - Loan Agreement dated June 13, 1997 between TARC and the
                   Company (filed as an exhibit to the Company's current report on Form 8-K dated June 13, 1997, and incorporated herein by reference thereto).

             4.7 - Security and Pledge Agreement dated June 13, 1997 by
                   TransTexas in favor of the Company (filed as an exhibit to the Company's current report on Form 8-K dated June 13, 1997, and incorporated herein by reference thereto).

             4.8 - Security and Pledge Agreement dated June 13, 1997 by TARC in favor of the Company (filed as an exhibit to the Company's current report on Form 8-K dated June 13, 1997, and incorporated herein by reference thereto).

             4.9 - Disbursement Agreement dated June 13, 1997 among TARC, the
                   Company, Firstar Bank of Minnesota, as disbursement agent and trustee, and Baker & O'Brien, as construction supervisor (filed as an exhibit to the Company's current report on Form 8-K dated June 13, 1997, and incorporated herein by reference thereto).

            4.10 - Disbursement Agreement dated June 13, 1997 among TransTexas, the Company and Firstar Bank of Minnesota, as disbursement agent and trustee (filed as an exhibit to the Company's current report on Form 8-K dated June 13, 1997, and incorporated herein by reference thereto).

            4.11 - Forms of Mortgage dated June 13, 1997 between TransTexas and
                   TransAmerican Energy Corporation, (filed as Exhibit 4.6 to TransTexas' registration statement on Form S-4 (333-33803), and incorporated herein by reference thereto).

            4.12 - Form of Mortgage dated June 13, 1997 between TARC and
                   TransAmerican Energy Corporation (filed as an exhibit to TARC's quarterly report for the quarter ended July 31, 1997, and incorporated herein by reference thereto).

            4.13 - Intercreditor and Collateral Agency Agreement dated June 13,
                   1997 among Firstar Bank of Minnesota, TEC and TransTexas.

            4.14 - Intercreditor and Collateral Agency Agreement dated June 13,
                   1997, among Firstar Bank of Minnesota, First Union National Bank, TEC, and TARC.

            10.1 - Stock Purchase Agreement dated May 29, 1997 by and between
                   TransTexas and First Union Bank of Connecticut (filed as an exhibit to TransTexas' Current Report on Form 8-K dated May 29, 1997, and incorporated herein by reference thereto).

            10.2 - Services Agreement dated June 13, 1997 among TNGC Holdings
                   Corporation, TransAmerican, TEC, TARC, TransTexas and TTXD (filed as an exhibit to TransTexas' Quarterly Report on Form 10-Q for the quarter ended July 31, 1997, and incorporated herein by reference thereto).

            10.3 - Amendment No. 3 to Tax Allocation Agreement dated May 29,
                   1997. (filed as an exhibit to TransTexas' Quarterly Report on Form 10-Q for the quarter ended July 31, 1997, and incorporated herein by reference thereto)

            10.4 - Amendment No. 4 to Tax Allocation Agreement dated June 13,
                   1997 (filed as an exhibit to TransTexas' Quarterly Report on Form 10-Q for the quarter ended July 31, 1997, and incorporated herein by reference thereto).

            27.1 - Financial Data Schedule

            99.1 - Financial statements of TransTexas dated July 31, 1997 (filed as part of TransTexas' Quarterly Report on Form 10-Q for the quarter ended July 31, 1997, and incorporated herein by reference thereto).

            99.2 - Financial statements of TARC dated July 31, 1997 (filed as part of TARC's Quarterly Report on Form 10-Q for the quarter ended July 31, 1997, and incorporated herein by reference thereto).