Form 10-Q
period 1997-10-31
TRANSAMERICAN ENERGY CORP
filed 1997-12-15
CIK 927763

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


                For the quarterly period ended October 31, 1997

                          Registration Number 33-85930


                              --------------------


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


                              --------------------


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes   X           No
                                                -----            -----
         The number of shares of common stock of the registrant outstanding on December 15, 1997 was 9,000.


================================================================================

                        TRANSAMERICAN ENERGY CORPORATION

                               TABLE OF CONTENTS



                                                                                                           PAGE
                                                                                                           ----

                                                         PART I.
                                                  FINANCIAL INFORMATION

Item 1.  Financial Statements
          Condensed Consolidated Balance Sheet as of October 31, 1997 and January 31, 1997  . . . . . . . .  2
          Condensed Consolidated Statement of Operations for the three and nine months ended
              October 31, 1997 and 1996 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  3
          Condensed Consolidated Statement of Cash Flows for the nine months ended
              October 31, 1997 and 1996 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  4
          Notes to Condensed Consolidated Financial Statements  . . . . . . . . . . . . . . . . . . . . . .  5
Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations  . . . . . . 25
Item 3.  Quantitative and Qualitative Disclosures About Market Risk . . . . . . . . . . . . . . . . . . . . 37



                                                         PART II.
                                                    OTHER INFORMATION

Item 1.  Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 38
Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 38
Signature . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 39


                         PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                        TRANSAMERICAN ENERGY CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEET
                (IN THOUSANDS OF DOLLARS, EXCEPT SHARE AMOUNTS)
                                  (UNAUDITED)

                                                                                    OCTOBER 31,   JANUARY 31,
                                                                                      1997           1997
                                                                                    ----------    -----------

                                                 ASSETS
Current assets:
  Cash and cash equivalents   . . . . . . . . . . . . . . . . . . . . . . . .       $    5,441    $   24,179
  Cash restricted for TransTexas interest and TARC operating expenses . . . .           19,726        46,000
  Debt proceeds held in disbursement account - TARC   . . . . . . . . . . . .           11,891            --
  Accounts receivable   . . . . . . . . . . . . . . . . . . . . . . . . . . .           31,462        78,660
  Inventories   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           16,784        12,481
  Other current assets  . . . . . . . . . . . . . . . . . . . . . . . . . . .           12,375        25,638
                                                                                    ----------    ----------
    Total current assets  . . . . . . . . . . . . . . . . . . . . . . . . . .           97,679       186,958
                                                                                    ----------    ----------

Property and equipment  . . . . . . . . . . . . . . . . . . . . . . . . . . .        2,159,164     2,836,696
Less accumulated depreciation, depletion and amortization   . . . . . . . . .          720,915     1,451,417
                                                                                    ----------    ----------
    Net property and equipment -- based on the full cost method of accounting for gas and oil properties of which $148,089 and $158,973 was excluded
      from amortization at October 31, 1997 and January 31, 1997, respectively       1,438,249     1,385,279
                                                                                    ----------    ----------

Cash restricted for share repurchases - TransTexas  . . . . . . . . . . . . .          136,879            --
Debt proceeds held in disbursement accounts . . . . . . . . . . . . . . . . .          256,230            --
Other assets, net   . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          111,161        41,498
                                                                                    ----------    ----------
                                                                                    $2,040,198    $1,613,735
                                                                                    ==========    ==========

                        LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities:
  Current maturities of long-term debt  . . . . . . . . . . . . . . . . . . .       $    9,726    $    5,787
  Accounts payable    . . . . . . . . . . . . . . . . . . . . . . . . . . . .           88,220        48,202
  Payable to affiliates . . . . . . . . . . . . . . . . . . . . . . . . . . .            4,881         1,604
  Accrued liabilities   . . . . . . . . . . . . . . . . . . . . . . . . . . .           68,200        98,861
                                                                                    ----------    ----------
    Total current liabilities   . . . . . . . . . . . . . . . . . . . . . . .          171,027       154,454
                                                                                    ----------    ----------

Due to affiliates . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            4,226        26,295
Notes payable to affiliate  . . . . . . . . . . . . . . . . . . . . . . . . .               --        46,589
Long-term debt, less current maturities . . . . . . . . . . . . . . . . . . .        1,540,128     1,276,199
Revolving credit agreement  . . . . . . . . . . . . . . . . . . . . . . . . .           11,329        26,268
Production payments, less current portion . . . . . . . . . . . . . . . . . .            6,696        11,931
Deferred revenue  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               --       554,554
Deferred income taxes   . . . . . . . . . . . . . . . . . . . . . . . . . . .           53,237        31,367
Other liabilities   . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           17,684        32,991
Redeemable preferred stock, $0.01 par value, 10,000 shares authorized;
 Series A - 1,000 shares issued and outstanding at January 31, 1997 . . . . .               --            96

Commitments and contingencies (Note 5)  . . . . . . . . . . . . . . . . . . .               --            --

Stockholder's equity (deficit):
  Common stock, $0.01 par value, 100,000 shares authorized; 9,000 shares
   issued and outstanding   . . . . . . . . . . . . . . . . . . . . . . . . .               --            --
  Additional paid-in capital  . . . . . . . . . . . . . . . . . . . . . . . .          269,647       158,535
  Accumulated deficit   . . . . . . . . . . . . . . . . . . . . . . . . . . .          (33,776)     (148,508)
                                                                                    ----------    ----------
                                                                                       235,871        10,027
  Advances to affiliates  . . . . . . . . . . . . . . . . . . . . . . . . . .               --       (57,036)
                                                                                    ----------    ----------
    Total stockholder's equity (deficit)  . . . . . . . . . . . . . . . . . .          235,871       (47,009)
                                                                                    ----------    ----------
                                                                                    $2,040,198    $1,613,735
                                                                                    ==========    ==========

     See accompanying notes to condensed consolidated financial statements.

                        TRANSAMERICAN ENERGY CORPORATION

                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                (IN THOUSANDS OF DOLLARS, EXCEPT SHARE AMOUNTS)
                                  (UNAUDITED)



                                                                  THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                                      OCTOBER 31,                         OCTOBER 31,
                                                               ------------------------            ------------------------
                                                                 1997           1996                  1997          1996
                                                               ---------      ----------            ----------    ----------
Revenues:
 Gas, condensate and natural gas liquids  . . . . . . . .      $  28,303     $    70,287           $ 140,151    $  226,532
 Transportation   . . . . . . . . . . . . . . . . . . . .             --           8,928              12,055        25,798
 Product sales  . . . . . . . . . . . . . . . . . . . . .             --              --                  --        10,857
 Gain on the sale of assets   . . . . . . . . . . . . . .          7,482              80             540,411         7,842
 Other  . . . . . . . . . . . . . . . . . . . . . . . . .          1,975             103               2,592           460
                                                               ---------     -----------           ---------    ----------
    Total revenues  . . . . . . . . . . . . . . . . . . .         37,760          79,398             695,209       271,489
                                                               ---------     -----------           ---------    ----------

Costs and expenses:
 Operating  . . . . . . . . . . . . . . . . . . . . . . .          9,983          33,334              57,870       106,724
 Depreciation, depletion and amortization   . . . . . . .         16,498          32,502              73,895        97,667
 General and administrative   . . . . . . . . . . . . . .         11,696          17,335              41,463        42,998
 Taxes other than income taxes  . . . . . . . . . . . . .          3,020           2,985              12,555        18,240
 Litigation settlement  . . . . . . . . . . . . . . . . .             --              --                  --       (96,000)
                                                               ---------     -----------           ---------    ----------
   Total costs and expenses   . . . . . . . . . . . . . .         41,197          86,156             185,783       169,629
                                                               ---------     -----------           ---------    ----------
   Operating income (loss)  . . . . . . . . . . . . . . .         (3,437)         (6,758)            509,426       101,860
                                                               ---------     -----------           ---------    ----------

Other income (expense):
 Interest income  . . . . . . . . . . . . . . . . . . . .          7,830           1,025              16,944         3,146
 Interest expense, net  . . . . . . . . . . . . . . . . .        (14,554)        (22,328)            (84,486)      (76,449)
 Gain on the sale of TransTexas stock   . . . . . . . . .             --              --                  --        56,162
 Other, net   . . . . . . . . . . . . . . . . . . . . . .            374              18               1,109           346
                                                               ---------     -----------           ---------    ----------
   Total other income (expense)   . . . . . . . . . . . .         (6,350)        (21,285)            (66,433)      (16,795)
                                                               ---------     -----------           ---------    ----------
   Income (loss) before income taxes and extraordinary
    item  . . . . . . . . . . . . . . . . . . . . . . . .         (9,787)        (28,043)            442,993        85,065
Income taxes (benefit)  . . . . . . . . . . . . . . . . .           (712)         (5,059)            171,771         2,729
                                                               ----------    -----------           ---------    ----------
   Income (loss) before extraordinary item  . . . . . . .         (9,075)        (22,984)            271,222        82,336
Extraordinary item - early extinguishment of debt (net of
 income tax benefit of $38,793)   . . . . . . . . . . . .             74              --            (156,465)           --
                                                               ---------     -----------           ---------    ----------
   Net income (loss) before preferred stock dividend           $  (9,001)    $   (22,984)          $ 114,757    $   82,336
                                                               =========     ===========           =========    ==========

Series A preferred stock dividend . . . . . . . . . . . .      $      --     $        --           $      19    $       19
                                                               =========     ===========           =========    ==========

Net income (loss) available for common stockholders            $  (9,001)    $   (22,984)          $ 114,738    $   82,317
                                                               =========     ===========           =========    ==========

Net income (loss) per common share:
   Income (loss) before extraordinary item  . . . . . . .      $  (1,008)    $    (2,554)          $  30,136    $    9,146
   Extraordinary item   . . . . . . . . . . . . . . . . .              8              --             (17,385)           --
                                                               ---------     -----------           ---------    ----------
                                                               $  (1,000)    $    (2,554)          $  12,751    $    9,146
                                                               =========     ===========           =========    ==========

Weighted average number of shares outstanding . . . . . .          9,000           9,000               9,000         9,000
                                                               =========     ===========           =========    ==========





     See accompanying notes to condensed consolidated financial statements.

                        TRANSAMERICAN ENERGY CORPORATION

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                           (IN THOUSANDS OF DOLLARS)
                                  (UNAUDITED)

                                                                                       NINE MONTHS ENDED
                                                                                          OCTOBER 31,
                                                                                 ---------------------------
                                                                                     1997            1996
                                                                                 -----------      ----------
Operating activities:
   Net income   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $   114,757      $   82,336
   Adjustments to reconcile net income to net cash
      provided (used) by operating activities:
        Extraordinary item  . . . . . . . . . . . . . . . . . . . . . . . .          156,465              --
        Depreciation, depletion and amortization  . . . . . . . . . . . . .           73,895          97,667
        Amortization of discount on long-term debt  . . . . . . . . . . . .           22,703              83
        Amortization of discount on subordinated notes  . . . . . . . . . .            4,941              --
        Amortization of debt issue costs  . . . . . . . . . . . . . . . . .            2,923           7,660
        Gain on the sale of assets  . . . . . . . . . . . . . . . . . . . .         (540,411)         (7,842)
        Deferred income taxes . . . . . . . . . . . . . . . . . . . . . . .          171,771         (14,242)
        Gain on the sale of TransTexas stock  . . . . . . . . . . . . . . .               --         (56,162)
        Proceeds from volumetric production payments  . . . . . . . . . . .               --          58,621
        Repayment of volumetric production payments . . . . . . . . . . . .          (45,134)             --
        Amortization of deferred revenue  . . . . . . . . . . . . . . . . .           (9,420)        (27,070)
        Changes in assets and liabilities:
            Accounts receivable . . . . . . . . . . . . . . . . . . . . . .           47,198          (9,676)
            Inventories   . . . . . . . . . . . . . . . . . . . . . . . . .           (4,300)           (617)
            Other current assets  . . . . . . . . . . . . . . . . . . . . .            9,263           2,837
            Accounts payable  . . . . . . . . . . . . . . . . . . . . . . .           23,215           7,336
            Accrued liabilities . . . . . . . . . . . . . . . . . . . . . .          (33,258)         23,885
            Transactions with affiliates, net . . . . . . . . . . . . . . .              (77)        (21,964)
            Other assets  . . . . . . . . . . . . . . . . . . . . . . . . .           (2,414)          3,802
            Other liabilities . . . . . . . . . . . . . . . . . . . . . . .            7,780          (9,464)
                                                                                 -----------       ---------
               Net cash provided (used) by operating activities   . . . . .             (103)        137,190
                                                                                 -----------       ---------

Investing activities:
   Capital expenditures   . . . . . . . . . . . . . . . . . . . . . . . . .         (488,800)       (278,579)
   Prepaid Capital Improvement Program costs  . . . . . . . . . . . . . . .          (21,096)             --
   Proceeds from the sale of assets   . . . . . . . . . . . . . . . . . . .        1,035,188          91,559
   Increase in cash restricted for interest and operating expenses  . . . .          (19,726)        (46,000)
   Withdrawals from cash restricted for interest  . . . . . . . . . . . . .           46,000          46,000
   Increase in cash restricted for TransTexas share repurchases   . . . . .         (399,284)             --
   Withdrawals from cash restricted for TransTexas share repurchases  . . .          262,405              --
   Advances to affiliate  . . . . . . . . . . . . . . . . . . . . . . . . .          (13,304)        (24,750)
   Payment of advances by affiliate   . . . . . . . . . . . . . . . . . . .           56,354              --
   Purchase of TARC warrants  . . . . . . . . . . . . . . . . . . . . . . .          (32,942)             --
   Purchase of treasury stock - TransTexas  . . . . . . . . . . . . . . . .          (61,424)             --
                                                                                 -----------       ---------
               Net cash provided (used) by investing activities   . . . . .          363,371        (211,770)
                                                                                 -----------       ---------

Financing activities:
   Issuance of long-term debt   . . . . . . . . . . . . . . . . . . . . . .        1,367,706          25,480
   Retirement of long-term debt   . . . . . . . . . . . . . . . . . . . . .       (1,324,333)             --
   Principal payments on long-term debt   . . . . . . . . . . . . . . . . .           (7,767)        (17,827)
   Increase in debt proceeds held in disbursement accounts  . . . . . . . .         (429,841)        (26,549)
   Withdrawals from disbursement accounts   . . . . . . . . . . . . . . . .          161,720          50,949
   Issuance of note payable   . . . . . . . . . . . . . . . . . . . . . . .           36,000              --
   Retirement of note payable   . . . . . . . . . . . . . . . . . . . . . .          (36,000)             --
   Issuance of dollar-denominated production payments . . . . . . . . . . .           20,977          16,903
   Principal payments on production payments  . . . . . . . . . . . . . . .          (27,472)        (34,348)
   Net proceeds from the sale of TransTexas stock   . . . . . . . . . . . .               --          42,607
   Principal payments on capital lease obligations  . . . . . . . . . . . .           (1,109)           (789)
   Revolving credit agreement, net  . . . . . . . . . . . . . . . . . . . .          (14,939)         (5,534)
   Dividend payment on preferred stock  . . . . . . . . . . . . . . . . . .              (19)            (19)
   Advances from TransAmerican and affiliates to TARC   . . . . . . . . . .           15,026          35,785
   Repayment of advances from TransAmerican by TARC   . . . . . . . . . . .          (66,000)         (1,925)
   Dividend to TransAmerican  . . . . . . . . . . . . . . . . . . . . . . .          (23,000)             --
   Debt issue costs   . . . . . . . . . . . . . . . . . . . . . . . . . . .          (52,849)         (4,284)
   Redemption of Series A preferred stock   . . . . . . . . . . . . . . . .             (106)             --
                                                                                 -----------       ---------
     Net cash provided (used) by financing activities   . . . . . . . . . . .       (382,006)         80,449
                                                                                 -----------       ---------
                 Increase in cash and cash equivalents  . . . . . . . . . . .        (18,738)          5,869
Beginning cash and cash equivalents . . . . . . . . . . . . . . . . . . . .           24,179          14,114
                                                                                 -----------       ---------
Ending cash and cash equivalents  . . . . . . . . . . . . . . . . . . . . .      $     5,441       $  19,983
                                                                                 ===========       =========

     See accompanying notes to condensed consolidated financial statements.

                        TRANSAMERICAN ENERGY CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


1.  GENERAL

        TransAmerican Energy Corporation (the "Company" or "TEC") was formed on July 12, 1994 to initially hold 55 million shares of common stock (74.3% of the then outstanding shares) of TransTexas Gas Corporation ("TransTexas") and all of the outstanding capital stock of TransAmerican Refining Corporation ("TARC"). TransAmerican Natural Gas Corporation ("TransAmerican") contributed 55 million shares of TransTexas common stock and all of the capital stock of TARC to the Company in connection with the public offering of TARC's senior secured notes (the "TARC Notes"). The Company then contributed 15 million of these shares (20.3% of the total then outstanding) of TransTexas common stock to TARC. In March 1996, TARC sold 4.55 million shares (6.2% of the total outstanding) of TransTexas common stock in public offerings. As a result of the transactions described in Note 2, the Company now holds 39.6 million shares of TransTexas common stock (68.9% of outstanding shares) and all of the common stock of TARC. TARC holds 1.9 million shares of TransTexas common stock (3.4% of outstanding shares). The condensed consolidated financial statements include the financial statements of TransTexas and TARC on a wholly-owned basis. Capitalized terms used herein and not otherwise defined are as defined in the respective Annual Reports on Form 10-K of TransTexas, TARC and the Company for the fiscal year ended January 31, 1997. The condensed consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods. Interim results of operations are not necessarily indicative of the results that may be expected for the year ending January 31, 1998. The financial information presented herein should be read in conjunction with the financial statements and notes included in the Company's annual report on Form 10-K for the fiscal year ended January 31, 1997. As a result of the transactions described in Note 2, the long-term debt previously classified as current as of January 31, 1997 has been reclassified to long-term.

        In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"), which establishes standards for reporting information about operating segments. It also establishes standards for related disclosures about products and services, geographic areas and major customers. This statement will be adopted by TEC effective February 1, 1998. TEC does not believe that adoption of this statement will have a material effect on its financial statements

        In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"), which establishes standards for reporting and display of comprehensive income and its components in financial statements. This statement will be adopted by TEC effective February 1, 1998. TEC does not believe that adoption of this statement will have a material effect on its financial statements.

        In February 1997, the FASB issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128") and Statement of Financial Accounting Standards No. 129, "Disclosure of Information about Capital Structure" ("SFAS 129"). These statements will be adopted by the Company effective January 31, 1998. SFAS 128 simplifies the computation of earnings per share by replacing primary and fully diluted presentations with the new basic and diluted disclosures. SFAS 129 establishes standards for disclosing information about an entity's capital structure. The Company does not believe that adoption of these statements will have a material effect on its financial statements.

        In October 1996, the American Institute of Certified Public Accountants issued Statement of Position 96-1, "Environmental Remediation Liabilities" ("SOP 96-1"), which establishes new accounting and reporting standards for the recognition and disclosure of environmental remediation liabilities. SOP 96-1 was adopted by the Company effective February 1, 1997. The adoption of SOP 96-1 did not have a material effect on the Company's financial position, results of operations or cash flow.

        As of October 31, 1997, the TEC Notes Indenture (defined below) contained restrictions that could substantially limit the Company's ability to use the assets of one subsidiary to satisfy the liabilities of the other. Accordingly, the

                        TRANSAMERICAN ENERGY CORPORATION

                                  (UNAUDITED)


condensed consolidated financial statements should be read in conjunction with the separate condensed financial statements of TransTexas and TARC filed on their respective quarterly reports on Form 10-Q for the nine months ended October 31, 1997.

        Below is selected financial information for each consolidated entity (in millions of dollars):

                                                                       October 31, 1997
                                             ------------------------------------------------------------------------
                                                                                       Consolidation
                                             TransTexas       TARC         TEC            Entries        Consolidated
                                             ----------     ---------   ----------     -------------     ------------
Balance Sheet Data
------- ----- ----
  Working capital (deficit)                  $   (75.5)     $ (20.1)    $    0.5       $      21.8      $     (73.3)
  Total assets                                   843.9       1003.0      1,663.3          (1,470.0)         2,040.2
  Long-term debt                                 592.2        778.9      1,396.3          (1,215.9)         1,551.5
  Stockholder's equity (deficit)                  39.4        180.0        245.4            (228.4)           236.4


                                                     Nine Months Ended October 31, 1997
                               ------------------------------------------------------------------------------
                                                                              Consolidation
                               TransTexas      TARC            TEC                Entries        Consolidated
                               ----------    -------       -----------        -------------      ------------
Operations Data
---------- ----
  Revenues                     $    695.0    $   0.6       $      --         $       (0.4)      $      695.2
  Operating income (loss)           542.3      (30.9)           (1.0)                (0.4)             510.0
  Net income (loss)                 247.0      (90.0)           (1.3)               (40.4)             115.3

Cash Flow Data
---- ---- ----
  Operating activities               25.7      (26.3)           (2.7)                 3.2               (0.1)
  Investing activities              670.7      (53.8)       (1,185.9)               952.1              383.1
  Financing activities             (716.4)      79.6         1,257.4               (955.3)            (334.7)


        Following consummation of the TEC Notes Offering and the transactions described below, TEC's only source of funds for its holding company operations and debt service will be from approximately $50 million in working capital currently held by TEC, payments on the Intercompany Loans (described below), dividends from its subsidiaries, interest on funds in the Disbursement Account (defined below), payments made by TARC on behalf of TEC pursuant to the Services Agreement (as defined) and, in limited circumstances as permitted by the TEC Notes Indenture (as defined), sales of stock TEC holds in its subsidiaries.

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

                        TRANSAMERICAN ENERGY CORPORATION

                                  (UNAUDITED)



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

2.  RECENT EVENTS

        TEC NOTES OFFERING. On June 13, 1997, TEC completed a private offering (the "TEC Notes Offering") of $475 million aggregate principal amount of 11 1/2% Senior Secured Notes due 2002 (the "TEC Senior Secured Notes") and $1.13 billion aggregate principal amount of 13% Senior Secured Discount Notes due 2002 (the "TEC Senior Secured Discount Notes" and, together with the TEC Senior Secured Notes, the "TEC Notes") for net proceeds of approximately $1.3 billion. The TEC Notes are senior obligations of TEC, secured by a lien on substantially all its existing and future assets, including the intercompany loans described below. The indenture governing the TEC Notes (the "TEC Notes Indenture") contains certain restrictive covenants, including, among others, limitations on incurring additional debt, asset sales, dividends and transactions with affiliates.

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

        INTERCOMPANY LOANS TO TRANSTEXAS AND TARC. With the proceeds of the TEC Notes Offering, TEC made intercompany loans to TransTexas in the principal amount of $450 million (the "TransTexas Intercompany Loan") and to TARC in the original amount of $676 million (the "TARC Intercompany Loan" and, together with the TransTexas Intercompany Loan, the "Intercompany Loans"). The promissory note evidencing the TransTexas Intercompany Loan (i) bears interest at a rate of 10 7/8% per annum, payable semi-annually in cash in arrears and
(ii) is secured initially by a security interest in substantially all of the assets of TransTexas other than inventory, receivables and equipment. The promissory note evidencing the TARC Intercompany Loan (i) accretes principal at a rate of 16% per annum, compounded semi-annually, until June 15, 1999 to a final accreted value of $920 million, and thereafter pays interest semi-annually in cash in arrears on the accreted value thereof, at a rate of 16% per annum and (ii) is secured

                        TRANSAMERICAN ENERGY CORPORATION

                                  (UNAUDITED)


initially by a security interest in substantially all of TARC's assets other than inventory, receivables and equipment. The Intercompany Loan agreements contain certain restrictive covenants, including, among others, limitations on incurring additional debt, asset sales, dividends and transactions with affiliates. The Intercompany Loans will mature on June 1, 2002. TARC used approximately $103 million of the proceeds of the TARC Intercompany Loan to repay certain indebtedness, including $36 million of senior secured notes of TARC that were issued in March 1997 and $66 million of advances and notes payable owed to an affiliate, and used approximately $437 million to complete the TARC Notes Tender Offer described below. Remaining proceeds will be used for the Capital Improvement Program (described below) and for general corporate purposes.

        Upon the occurrence of a Change of Control (as defined in the TEC Notes Indenture), TEC will be required to make an offer to purchase all of the outstanding TEC Notes at a price equal to 101% of the principal amount thereof, together with accrued and unpaid interest, if any, or, in the case of any such offer to purchase TEC Senior Secured Discount Notes prior to June 15, 1999, at a price equal to 101% of the accreted value thereof, in each case, to and including the date of purchase. Pursuant to the terms of the Intercompany Loans, TEC may require TARC and TransTexas to pay a pro rata share of the purchase price paid by TEC in an offer to purchase pursuant to a Change of Control. See "Potential Effects of a Change of Control" in Note 5.

        TARC WARRANTS TENDER OFFER. On June 13, 1997, TEC completed a tender offer for the outstanding common stock purchase warrants of TARC ("TARC Warrants") at a price of $4.50 per warrant. Pursuant to the tender offer, TEC purchased 7,320,552 TARC Warrants for an aggregate purchase price of approximately $33 million which is classified as a long-term asset. TransAmerican subsequently purchased 163,679 TARC Warrants for an aggregate purchase price of approximately $0.7 million. TEC, TransAmerican and TARC may repurchase additional TARC Warrants, and TARC may enter into a merger with one of its affiliates pursuant to which each remaining TARC Warrant would become exercisable (at an exercise price of $.01) to receive $4.51 of cash instead of one share of common stock of TARC.

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

        LOBO SALE. On May 29, 1997, TransTexas entered into and consummated a stock purchase agreement with an unaffiliated buyer (the "Lobo Sale Agreement"), with an effective date of March 1, 1997, to effect the sale (the "Lobo Sale") of the stock of TransTexas Transmission Corporation ("TTC"), its subsidiary that owned substantially all of TransTexas' Lobo Trend producing properties and related pipeline transmission system, for a sales price of approximately $1.1 billion, subject to adjustments as provided for in the Lobo Sale Agreement. Purchase price adjustments were made for, among other things: the value of certain NGLs and stored hydrocarbons; the value of gas in TTC's pipeline; prepaid expenses relating to post-effective date operations; post-closing expenses related to pre-closing operations; the value of oil and gas produced and sold between the effective date of the Lobo Sale Agreement and closing (approximately $44 million); property defects; and estimated costs associated with liabilities incurred before

                        TRANSAMERICAN ENERGY CORPORATION

                                  (UNAUDITED)


closing. Purchase price adjustments made at the closing of the Lobo Sale are subject to a review, reconciliation and resolution process. With proceeds from the Lobo Sale, TransTexas repaid certain indebtedness and other obligations, including production payments, in an aggregate amount of approximately $84 million. The remaining net proceeds have been used for the repurchase or redemption of the Senior Secured Notes and for general corporate purposes.

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

        TRANSTEXAS SUBORDINATED NOTES EXCHANGE OFFER. On June 19, 1997, TransTexas completed an exchange offer (the "Subordinated Notes Exchange Offer"), pursuant to which it exchanged approximately $115.8 million aggregate principal amount of its 13 3/4% Series C Senior Subordinated Notes due 2001 (the "TransTexas Series C Subordinated Notes") for all of its outstanding
13 1/4% Senior Subordinated Notes due 2003 (the "Old TransTexas Subordinated Notes"). On October 10, 1997, TransTexas completed a registered exchange offer whereby it issued $115.8 million aggregate principal amount of its 13 3/4% Series D Senior Subordinated Notes due 2001 (the "TransTexas Subordinated Notes") in exchange for all of the outstanding TransTexas Series C Subordinated
Notes.   The indenture governing the TransTexas Subordinated Notes (the
"Subordinated Notes Indenture") includes certain restrictive covenants, including, among others, limitations on incurring additional debt, asset sales, dividends and transactions with affiliates.

        As a result of the Lobo Sale, the Tender Offer and the Subordinated Notes Exchange Offer, TransTexas has recorded a $540 million pretax gain and a $72 million after tax extraordinary charge during the nine months ended October 31, 1997.

        TRANSTEXAS SHARE REPURCHASE PROGRAM. In June 1997, TransTexas implemented a stock repurchase program (the "TransTexas Share Repurchase Program") pursuant to which it plans to repurchase common stock from its public stockholders and from its affiliates, including TEC and TARC, in an aggregate amount of approximately $399 million in value of stock purchased. Shares may be purchased through open market purchases, negotiated transactions or tender offers, or a combination of the above. It is anticipated that the price paid to affiliated stockholders will equal the weighted average price paid to purchase shares from the public stockholders. As of October 31, 1997, TransTexas had repurchased 3.9 million shares of common stock from public stockholders for an aggregate purchase price of approximately $61.4 million, and approximately 12.6 million shares had been repurchased from TARC and TEC for an aggregate purchase price of approximately $201 million. The purchase price paid to the public stockholders was allocated to oil and gas properties and considered in the calculation of the Company's depletion rate. Approximately $25 million of this price was classified as unevaluated properties.

        TARC NOTES TENDER OFFER. On June 13, 1997, TARC completed a tender offer (the "TARC Notes Tender Offer") for the (i) TARC Mortgage Notes for 112% of their principal amount (plus accrued and unpaid interest), and (ii) TARC Discount Notes for 112% of their accreted value. In connection with the TARC Notes Tender Offer, TARC obtained consents from holders of the TARC Notes to certain waivers under, and amendments to the indenture governing the TARC Notes (the "TARC Notes Indenture"), which eliminate or modify certain of the covenants and other provisions contained in the TARC Notes Indenture. TARC Mortgage Notes and TARC Discount Notes with an

                        TRANSAMERICAN ENERGY CORPORATION

                                  (UNAUDITED)


aggregate carrying value of $423 million were tendered and accepted by TARC at a cost to TARC of approximately $437 million (including accrued interest, premiums and other costs). As a result of the TARC Notes Tender Offer, $22.8 million in debt issuance costs were written off and TARC recorded a total extraordinary charge of approximately $84 million during the nine months ended October 31, 1997. As of October 31, 1997, TARC Mortgage Notes and TARC Discount Notes with a carrying value of approximately $16.0 million remained outstanding.

        TANK STORAGE AND TERMINAL ACQUISITION. In September 1997, TARC purchased a tank storage facility adjacent to the refinery for a cash purchase price of $40 million (which does not include a $3.1 million liability recorded for environmental remediation, as discussed below). Environmental investigations conducted by the previous owner of the facilities have indicated soil and groundwater contamination in several areas of the property. As a result, the former owner submitted to the Louisiana Department of Environmental Quality (the "LDEQ") plans for the remediation of any significant indicated contamination in such areas. TARC has analyzed these investigation and has carried out further Phase II Environmental Assessments to verify their results. TARC intends to incorporate any required remediation into its ongoing work at the refinery. In connection with the purchase of the facilities, TARC agreed to indemnify the seller from all cleanup costs and certain other damages resulting from contamination of the property, and created a $5 million escrow account to fund required remediation costs and indemnification claims by the seller. As a result of TARC's Phase II Environmental Assessments, TARC believes that the amount in escrow should be sufficient to fund the remediation costs associated with identified contamination; however, because the LDEQ has not yet approved certain of the remediation plans, there can be no assurance that the funds set aside in the escrow account will be sufficient to pay all required remediation costs. During the three months ended October 31, 1997, TARC recorded a liability of $3.1 million for this contingency.

        ACQUISITION NOTE. On December 10, 1997, TARC issued to an unaffiliated third party a 13% Senior Secured Note due 2002 (the "Acquisition Note") in the principal amount of $36 million to finance a portion of the purchase price of the tank storage facility purchased in September 1997. The Acquisition Note is secured by a mortgage on the tank storage facility, and is governed by a Note Purchase Agreement containing restrictive covenants substantially similar to those contained in the TARC Intercompany Loan and the TEC Indenture. The Acquisition Note bears interest at 13%, payable semiannually on June 15 and December 15, and matures on December 15, 2002.

3.  LIQUIDITY

         Cash flow from operations is sensitive to the prices TransTexas receives for its natural gas. TransTexas from time to time enters into commodity price swap agreements to reduce its exposure to price risk in the spot market for natural gas. Proceeds from natural gas sales are received at approximately the same time that production-related burdens, such as royalties, production taxes and drilling program obligations, are payable.

         TransTexas makes substantial capital expenditures for the exploration, development and production of natural gas. TransTexas historically has financed its capital expenditures, debt service and working capital requirements from cash from operations, public and private offerings of debt and equity securities, the sale of production payments, asset sales, an accounts receivable revolving credit facility and other financings. TransTexas' debt covenants may limit its ability to obtain additional financings or to sell properties, and there is no assurance that cash flow from operations will be sufficient to fund capital and debt service requirements.

         For the nine months ended October 31, 1997, total capital expenditures were $317 million, including $45 million for lease acquisitions, $206 million for drilling and development and $66 million for TransTexas' gas gathering and pipeline system and other equipment and seismic acquisitions. Additional capital expenditures of $60 million are anticipated for the fourth quarter. During fiscal 1998, TransTexas accelerated its exploration and development drilling program, which included the successful exploration efforts in Galveston Bay, Goliad County and Brazoria County and, as a result, its capital expenditures for fiscal 1998 have significantly exceeded its original anticipated amount of $220 million. In addition, TransTexas is developing several oil and gas prospects with the potential to increase production and cash flow from operations, but which require capital expenditures in excess of projected cash flow over at least the next twelve months. To finance these capital expenditure requirements and reduce its working capital deficit, TransTexas intends to supplement its cash flow from operations with a combination of asset sales and financings. There is no assurance that adequate funds can be obtained on a timely basis from such sources. Failure to obtain adequate funds for capital expenditures could have a material adverse effect on financial position, results of operations and cash flows.

        TARC has incurred losses and negative cash flow from operations as a result of limited refinery operations that did not cover the fixed costs of maintaining the refinery, increased working capital requirements (including debt service) and losses on refined product sales and processing arrangements. In order to operate the refinery at expected levels after completion of expansion and modification of the refinery, TARC will require additional working capital and ultimately must achieve profitable operations. As a result, there is substantial doubt about TARC's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

4.  CAPITAL IMPROVEMENT PROGRAM

        TARC's refinery is located in the Gulf Coast region along the Mississippi River, approximately 20 miles from New Orleans, Louisiana. TARC's business strategy is to modify, expand and reactivate its refinery and to maximize refining margins by converting low-cost, heavy, sour crude oils into high-value, light petroleum products including primarily gasoline and heating oil.

        In February 1995, TARC began a construction and expansion program (the "1995 Program") designed to reactivate the refinery and increase its complexity. From February 1995 through April 1997, TARC spent approximately $245 million on the 1995 Program, procured a majority of the equipment required and completed substantially all of the process design engineering and a substantial portion of the remaining engineering necessary for its completion.

        In connection with the TEC Notes Offering, the TARC Intercompany Loan and the TARC Notes Tender Offer, TARC has adopted a revised capital improvement program designed to increase the capacity and complexity of the refinery ("Capital Improvement Program"). The most significant projects include: (i) converting the visbreaker unit into a delayed coking unit to process vacuum tower bottoms into lighter petroleum products, (ii) modernizing and upgrading a fluid catalytic cracking unit to increase gasoline production capacity and allow the direct processing of low-cost atmospheric residual feedstocks, and (iii) upgrading and expanding hydrotreating, alkylation and sulfur recovery units to increase sour crude processing capacity. In addition, TARC plans to expand, modify and add other processing units, tankage and offsite facilities as part of the Capital Improvement Program. The Capital Improvement Program includes expenditures necessary to ensure

                        TRANSAMERICAN ENERGY CORPORATION

                                  (UNAUDITED)


that the refinery is in compliance with certain existing air and water discharge regulations and that gasoline produced will comply with federal standards. TARC will act as general contractor, but has engaged a number of specialty consultants and engineering and construction firms to assist TARC in completing the individual projects that comprise the Capital Improvement Program. Each of these firms was selected because of its specialized expertise in a particular process or unit integral to the Capital Improvement Program.

        The Capital Improvement Program will be executed in two phases. TARC estimates that Phase I will be completed at a cost of $223 million, will be tested and operational by September 30, 1998 and will result in the refinery having the capacity to process up to 200,000 BPD of sour crude oil. Phase II of the Capital Improvement Program includes the completion and start-up of the Fluid Catalytic Cracking Unit utilizing state-of-the-art MSCC(SM) technology and the installation of additional equipment expected to further improve operating margins by allowing for a significant increase in the refinery's capacity to produce gasoline. TARC estimates that Phase II will be completed at a cost of $204 million and will be tested and operational by July 31, 1999. The proceeds received or to be received by TARC from the TARC Intercompany Loan, the TransTexas Share Repurchase Program and equity contributions from TEC will include $427 million designated for use in the Capital Improvement Program, which TARC believes is adequate to fund the completion of the project. As of October 31, 1997, TARC had spent approximately $98.3 million on the Capital Improvement Program with commitments for another approximately $67.7 million. The foregoing estimates, as well as other estimates and projections herein, are subject to substantial revision upon the occurrence of future events, such as unavailability of financing, engineering problems, work stoppages, personnel shortages and cost overruns over which TARC may not have any control, and there can be no assurance that any such projections or estimates will prove accurate.

        TARC believes, based on current estimates of refining margins and costs of the expansion and modification of the refinery, that future undiscounted cash flows will be sufficient to recover the cost of the refinery over its estimated useful life. Management believes there have been no events or changes in circumstances that would require the recognition of an impairment loss. However, due to the inherent uncertainties in estimating future refining margins, and in constructing and operating a large scale refinery, there can be no assurance that TARC will ultimately recover the cost of the refinery. Management believes that the book value of the refinery is in excess of its current estimated fair market value.

        TARC has incurred losses and negative cash flow from operations as a result of limited refinery operations that did not cover the fixed costs of maintaining the refinery, increased working capital requirements including debt service, and losses on refined product sales due to financing costs and low margins. Based on recent refining margins and projected levels of operations, such negative cash flows are likely to continue. If TARC does not complete the Capital Improvement Program without significant cost overruns or does not ultimately achieve profitable operations, TARC's investment in the refinery may not be recovered. The financial statements do not include any adjustments as a result of such uncertainties. Additionally, the Company has pledged its entire ownership interest of the common stock of TransTexas as collateral on the Company's Notes. The repayment of the notes and related interest is dependent on TARC's ability to provide cash flow. In the event TARC does not continue as a going concern, it is likely that the Company will lose its entire investment in TransTexas. Therefore, if the Company is unable to recover its investment in TARC, and loses its investment in TransTexas, there is substantial doubt in the Company's ability to continue as a going concern.

5.  DISBURSEMENT ACCOUNTS

        Pursuant to a disbursement agreement (the "Disbursement Agreement") among TARC, TEC, Firstar Bank of Minnesota, N.A., as trustee (the" TEC
Indenture Trustee"), Firstar Bank of Minnesota, N.A., as disbursement agent (the "Disbursement Agent"), and Baker & O'Brien, Inc., as construction supervisor (the "Construction Supervisor"), $208 million of the net proceeds from the sale of the TEC Notes was placed into accounts in the name of TARC ($135 million) and TEC ($73 million) (together, the "TARC Disbursement Account") to be held and invested by the Disbursement Agent until disbursed. In addition, proceeds to TEC and TARC of approximately $201 million from the TransTexas Share Repurchase Program have been deposited in the TARC Disbursement Account. All funds in the TARC Disbursement Account are pledged as security for the repayment of the TEC Notes.

        The Disbursement Agent will make disbursements for the Capital Improvement Program out of the TARC Disbursement Account in accordance with requests made by TARC and approved by the Construction Supervisor. The Construction Supervisor is required to review each such disbursement request by TARC. No disbursements may be made from the TARC Disbursement Account for purposes other than the Capital Improvement Program other than (i) up to $1.5 million per month (except for December 1997, in which disbursements may be up to $4.5 million) to fund administrative costs and certain taxes and insurance payments, not in excess of $25.5 million in the aggregate; provided, that if less than $1.5 million is spent in any month (or less than $4.5 million is spent in December 1997) the amounts that may be disbursed in one or more subsequent months will be increased by the amount of such difference, (ii) up to $50 million for feedstock upon certification by the Construction Supervisor of the Mechanical Completion (as defined in the TEC Notes Indenture) of the Delayed Coking Unit and associated facilities, (iii) up to $19 million to pay interest on, and to redeem, repurchase, defease or otherwise retire the remaining TARC Notes and (iv) up to $7 million for outstanding accounts payable. In addition, interest income from the TARC Disbursement Account may be used for the Capital Improvement Program or disbursed to fund administrative and other costs of TARC and TEC. As of October 31, 1997, $119 million had been disbursed to TARC out of the TARC Disbursement Account for use in the Capital Improvement Program and $13 million for general corporate purposes.

                        TRANSAMERICAN ENERGY CORPORATION

                                  (UNAUDITED)



        Pursuant to a disbursement agreement (the "TransTexas Disbursement Agreement") among TransTexas, TEC, the TEC Indenture Trustee, and the Firstar Bank of Minnesota, N.A. as disbursement agent, approximately $399 million of the proceeds of the TransTexas Intercompany Loan was placed in an account (the "TransTexas Disbursement Account") to be held and invested by the disbursement agent until disbursed. Funds in the TransTexas Disbursement Account will be disbursed to TransTexas as needed to fund the TransTexas Share Repurchase Program. TransTexas may at any time request disbursement of interest earned on the funds in the TransTexas Disbursement Account. The TransTexas Disbursement Account is classified as "cash restricted for share repurchases" in the accompanying condensed consolidated balance sheet. As of October 31, 1997, approximately $262.4 million had been disbursed for use in the TransTexas Share Repurchase Program.

6.  COMMITMENTS AND CONTINGENCIES

    LEGAL PROCEEDINGS

         ALAMEDA. On May 22, 1993, Alameda Corporation ("Alameda") sued TransAmerican in the 234th Judicial District Court, Harris County, Texas, claiming that TransAmerican failed to account to Alameda for a share of the proceeds TransAmerican received in a 1990 settlement of litigation with El Paso Natural Gas Company ("El Paso"), and that TransAmerican has been unjustly enriched by its failure to share such proceeds with Alameda. On September 20, 1995, the jury rendered a verdict in favor of TransAmerican. Alameda appealed to the Fourteenth Court of Appeals, which affirmed the trial court judgment in favor of TransAmerican. Alameda's motion for rehearing was denied, and Alameda has appealed to the Texas Supreme Court.

         ARABIAN OFFSHORE PARTNERS. On June 27, 1997, Arabian Offshore Partners filed a lawsuit against TransTexas in the 14th Judicial District Court, Dallas County, Texas, seeking $20 million in damages in connection with TransTexas' refusal to proceed with the acquisition of two jack-up drilling rigs. TransTexas' motion for summary judgment is pending before the court.

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

         BRIONES. In an arbitration proceeding, Jesus Briones, a lessor, claimed that one of TransTexas' wells on adjacent lands had been draining natural gas from a portion of his acreage leased to TransTexas on which no well had been drilled. On October 31, 1995, the arbitrator decided that drainage had occurred. On June 3, 1996, the arbitrator issued a letter indicating that drainage damages would be awarded to Briones in the amount of approximately $1.4 million. The arbitrator entered his award of damages on June 27, 1996.
On July 3, 1996, TransTexas filed a petition in the 49th Judicial District Court, Zapata County, Texas, to vacate the arbitrator's award. Briones also filed a petition to confirm the arbitrator's award. In April 1997, the court granted Briones' motion for summary judgment. In August 1997, the court entered a final judgment for Briones in the amount of approximately $1.6 million. The court amended the final judgment and denied TransTexas' motion for new trial in October 1997. TransTexas has filed a revised motion for new trial.

                        TRANSAMERICAN ENERGY CORPORATION

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

         EEOC. On September 30, 1997, the U.S. Equal Employment Opportunity Commission ("EEOC") issued a Determination (the "Determination") as a result of the Commissioner's Charge that had been filed in August 1995 against TARC and Southeast Louisiana Contractors of Norco, Inc. ("Southeast Contractors") pursuant to Title VII of the Civil Rights Act of 1964, as amended, 42 U.S.C.
Section 2000e et seq. ("Title VII"). In the Determination, the EEOC stated that it found reasonable cause to believe that each of TARC and Southeast Contractors had discriminated based on race and gender in its hiring and promotion practices. Each violation of Title VII (for each individual allegedly aggrieved), if proven, potentially could subject TARC and Southeast Contractors to liability for (i) monetary damages for back pay and front pay in an undetermined amount, and for compensatory damages and punitive damages in an amount not to exceed $300,000 per plaintiff, (ii) injunctive relief, (iii) attorney's fees, and (iv) interest. During the period covered by the Commissioner's Charge and the Determination, TARC and Southeast Contractors estimate that they received a combined total of approximately 23,000 to 30,000 employment applications and hired (or rehired) a combined total of approximately 3,400 to 4,100 workers, although the total number of individuals who ultimately are covered in any conciliation proposal or any subsequent lawsuit may be higher. TARC and Southeast Contractors deny engaging in any unlawful employment practices. TARC and Southeast Contractors intend to vigorously defend against the allegations contained in the Commissioner's Charge and the findings set forth in the Determination in any proceedings in state or federal court, regardless of whether any such lawsuit is brought by the EEOC or any individual or groups of individuals. TARC is unable to estimate the amount of liability, if any, related to these claims. If TARC or Southeast Contractors are found liable for violations of Title VII based on the matters asserted in the Determination, TARC can make no assurance that such liability would not have a material adverse effect on its financial condition.

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

                        TRANSAMERICAN ENERGY CORPORATION

                                  (UNAUDITED)


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

         GENERAL. TransTexas and TARC are also named defendants in other ordinary course, routine litigation incidental to their businesses. Although the outcome of these lawsuits cannot be predicted with certainty, the Company does not expect these matters to have a material adverse effect on its financial position, results of operations or cash flows. The litigation matters discussed above amount to significant potential liability which, if adjudicated in a manner adverse to TARC or TransTexas in one reporting period could have a material adverse effect on the Company's results of operations or cash flows for that period. At October 31, 1997, the possible range of estimated losses related to all of the aforementioned claims in addition to the estimates accrued by TransTexas and TARC is $0 to $36 million.

    ENVIRONMENTAL MATTERS

         TransTexas' operations and properties are subject to extensive federal, state and local laws and regulations relating to the generation, storage, handling, emission, transportation and discharge of materials into the environment. Permits are required for various of TransTexas' operations, and these permits are subject to revocation, modification and renewal by issuing authorities. TransTexas is also subject to federal, state and local laws and regulations that impose liability for the cleanup or remediation of property that has been contaminated by the discharge or release of hazardous materials or wastes into the environment. Governmental authorities have the power to enforce compliance with their regulations, and violations are subject to fines or injunctions, or both. It is not anticipated that TransTexas will be required in the near future to expend amounts that are material to the financial condition or operations of TransTexas by reason of environmental laws and regulations, but because such laws and regulations are frequently changed and, as a result, may impose increasingly strict requirements, TransTexas is unable to predict the ultimate cost of complying with such laws and regulations.

         COMPLIANCE MATTERS. TARC is subject to federal, state, and local laws, regulations, and ordinances ("Pollution Control Laws"), which regulate activities such as discharges to air and water, as well as handling and disposal practices for solid and hazardous wastes. TARC believes that it is in substantial compliance with applicable Pollution Control Laws. However, newly enacted Pollution Control Laws, as well as increasingly strict enforcement of existing Pollution Control Laws, may require TARC to make additional capital expenditures. Environmental compliance and permitting issues are an integral part of the capital expenditures anticipated in connection with the Capital Improvement Program.

         TARC uses (and in the past has used) certain materials, and generates (and in the past has generated) certain substances or wastes that are or may be deemed hazardous substances or wastes. In the past, the refinery has been the subject of certain environmental enforcement actions, and has incurred certain fines, as a result of certain of TARC's operations. TARC also was previously subject to enforcement proceedings relating to its prior production of leaded gasoline and air emissions. TARC believes that, with minor exception, all of these past matters were resolved prior to or in connection with the resolution of the bankruptcy proceedings of its predecessor in interest, TransAmerican, or are no longer applicable to TARC's operations. As a result, TARC believes that such matters will not have a material adverse effect on TARC's financial position, future results of operations or cash flow.

         In September 1997, TARC purchased a tank storage facility adjacent to the refinery. Environmental investigations conducted by the previous owner of the facilities have indicated soil and groundwater contamination in several areas of the property. As a result, the former owner submitted to the LDEQ plans for the remediation of any significant indicated contamination in such areas. TARC has analyzed these investigations and has carried out further Phase II Environmental Assessments to verify their results. TARC intends to incorporate any required remediation into

                        TRANSAMERICAN ENERGY CORPORATION

                                  (UNAUDITED)


its ongoing work at the refinery. In connection with the purchase of the facilities, TARC agreed to indemnify the seller from all cleanup costs and certain other damages resulting from contamination of the property, and created a $5 million escrow account to fund required remediation costs and indemnification claims by the seller. As a result of TARC's Phase II Environmental Assessments, TARC believes that the amount in escrow should be sufficient to fund the remediation costs associated with identified contamination; however, because the LDEQ has not yet approved certain of the remediation plans, there can be no assurance that the funds set aside in the escrow account will be sufficient to pay all required remediation costs. During the three months ended October 31, 1997, TARC recorded a liability of $3.1 million for this contingency.

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

         In addition, the Environmental Protection Agency ("EPA") promulgated National Emission Standards for Hazardous Air Pollutants for Hazardous Organics (the "Hazardous Organics NESHAPS") regulations for petroleum refineries under the Clean Air Act in 1995, and subsequently has amended such regulations.
These regulations set Maximum Achievable Control Technology ("MACT") standards for petroleum refineries. The LDEQ has incorporated MACT standards into TARC's air permits under federal and state air pollution prevention laws. TARC believes that compliance with the Hazardous Organics NESHAPS will not have a material adverse effect on TARC's financial position, results of operations or cash flow. Until the refinery is in full operation, however, there can be no assurance that the regulations will not have such an effect.

         The EPA has promulgated federal regulations pursuant to the Clean Air Act to control fuels and fuel additives (the "Gasoline Standards") that could have a material adverse effect on TARC. Under the new regulations, only reformulated gasoline can be sold in certain domestic geographic areas in which the EPA has mandated or approved its use. Reformulated gasoline must contain a minimum amount of oxygen, have a lower vapor pressure, and have reduced sulfur, olefins, benzene and aromatics compared to the average 1990 gasoline. The EPA recently promulgated final National Ambient Air Quality Standards ("NAAQS") that revise the standards for particulate matter and ozone. The number and extent of the areas subject to reformulated gasoline standards may increase in the future after the NAAQs are implemented. Conventional gasoline may be used in all other domestic markets; however, a refiner's post-1994 average conventional gasoline must not be more polluting than it was in 1990. With limited exceptions, to determine its compliance as of January 1, 1995, a refiner must compare its post-1994 and 1990 average values of controlled fuel parameters and emissions. The Gasoline Standards recognize that many gasoline refiners may not be able to develop an individual 1990 baseline for a number of reasons, including, for example, lack of adequate data or the absence or limited scope of operations in 1990. Under such circumstances, the refiner must use a statutory baseline reflecting the 1990 industry average. The EPA has authority, upon a showing of extenuating circumstances by a refiner, to grant an individual adjusted baseline or other appropriate regulatory relief to that refiner.

         TARC filed a petition with the EPA requesting an individual baseline adjustment or other appropriate regulatory relief based on extenuating circumstances. The extenuating circumstances upon which TARC relied in its petition include the fact that the refinery was not in operation in 1990 (and thus there is no 1990 average for purposes

                        TRANSAMERICAN ENERGY CORPORATION

                                  (UNAUDITED)


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

                        TRANSAMERICAN ENERGY CORPORATION

                                  (UNAUDITED)


Thus, if one party is required to clean up an entire site, that party can seek contribution or recovery of such costs from other responsible parties. A number of states have laws similar to Superfund, pursuant to which cleanup obligations, or the costs thereof, also may be imposed.

         At one Superfund site, TARC has submitted information to the EPA indicating that it should have no liability for this matter, and negotiations with the EPA in this regard are continuing. With respect to the remaining two sites, TARC's liability for each such matter has not been determined, and TARC anticipates that it may incur costs related to the cleanup (and possibly including additional costs arising in connection with any recovery or other action brought pursuant or relating to such matters) at each such site. After a review of the data available to TARC regarding the basis of TARC's alleged liability at each site, and based on various factors, which depend on the circumstances of the particular Superfund site (including, for example, the relationship of TARC to each such site, the volume of wastes TARC is alleged to have contributed to each such site in comparison to other PRPs without giving effect to the ability of any other PRPs to contribute to or pay for any liabilities incurred, and the range of likely cleanup costs at each such site), TARC does not believe its ultimate environmental liabilities will be significant; however, it is not possible to determine the ultimate environmental liabilities, if any, that may arise from the matters discussed above.

    PURCHASE COMMITMENTS

         TARC has various purchase commitments for materials, supplies and services incidental to the ordinary course of business and for the Capital Improvement Program. As of October 31, 1997, TARC had commitments for refinery construction and maintenance of approximately $67.7 million. TARC is acting as general contractor and can generally cancel or postpone capital projects.

    PROCESSING AGREEMENTS

         In April 1996, TARC entered into a processing agreement with a third party to process feedstocks. Under the terms of the agreement, the processing fee earned by the third party is based on the margin earned by the third party, if any, after deducting all of its related costs such as feedstock acquisition, hedging, transportation, processing and inspections plus a commission for each barrel processed. As of October 31, 1997, TARC has processed 6.4 million barrels of feedstocks under this agreement. TARC also entered into processing agreements with this third party to process approximately 1.1 million barrels of the third party's feedstocks for a fixed price per barrel. As of October 31, 1997 and January 31, 1997, TARC was storing approximately 0.7 million and
1.0 million barrels, respectively, of feedstock and intermediate or refined products. For the nine months ended October 31, 1997 and 1996, TARC recorded income (loss) from processing agreements of $3.1 million and $(8.6) million, respectively. For the three months ended October 31, 1997 and 1996, TARC recorded a loss from processing agreements of $0.1 million and $5.2 million, respectively. Included in the 0.7 million barrels of product stored at the refinery as of October 31, 1997, is approximately 0.6 million barrels of feedstock related to a purchase commitment entered into in April 1997. The 0.6 million barrels have been sold to the third party involved in the processing arrangement. For the nine months ended October 31, 1997, TARC incurred a loss of approximately $4.8 million related to this purchase commitment.

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

                        TRANSAMERICAN ENERGY CORPORATION

                                  (UNAUDITED)


    HEDGING AGREEMENTS

         From time to time, TransTexas enters into commodity price swap agreements (the "Hedge Agreements") to reduce its exposure to price risk in the spot market for natural gas. The Hedge Agreements are accounted for as hedges if the pricing of the hedge agreement correlates with the pricing of the natural gas production hedged. Accordingly, gains or losses are deferred and recorded as assets or liabilities and recognized as an increase or decrease in revenues in the respective month the physical volumes are sold. For the nine months ended October 31, 1997, TransTexas incurred net settlement losses pursuant to the Hedge Agreements of approximately $7.4 million. TransTexas had no Hedge Agreements outstanding during the quarter ended October 31, 1997.

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

    POTENTIAL TAX LIABILITY

         Part of the refinancing of TransAmerican's debt in 1993 involved the cancellation of approximately $65.9 million of accrued interest and of a contingent liability for interest of $102 million owed by TransAmerican. TransAmerican has taken the federal tax position that the entire amount of this debt cancellation is excluded from its income under the cancellation of indebtedness provisions (the "COD Exclusion") of the Internal Revenue Code of 1986, as amended, and has reduced its tax attributes (including its net operating loss and credit carryforwards) as a consequence of the COD Exclusion. No federal tax opinion was rendered with respect to this transaction, however, and TransAmerican has not obtained a ruling from the Internal Revenue Service (the "IRS") regarding this transaction. TransTexas believes that there is substantial legal authority to support the position that the COD Exclusion
applies to the cancellation of TransAmerican's indebtedness.   However, due to
factual and legal uncertainties, there can be no assurance that the IRS will not challenge this position, or that such challenge would not be upheld. Under an agreement between TransTexas, TransAmerican and certain of TransAmerican's subsidiaries (the "Tax Allocation Agreement"), TransTexas has agreed to pay an amount equal to any federal tax liability (which would be approximately $25.4 million) attributable to the inapplicability of the COD Exclusion. Any such tax would be offset in future years by alternative minimum tax credits and retained loss and credit carryforwards to the extent recoverable from TransAmerican. As a member of the TNGC Consolidated Group (defined below), each of TransTexas, TEC and TARC will be severally liable for any tax liability resulting from the above-described transactions. The IRS has commenced an audit of the consolidated federal income tax returns of the TNGC Consolidated Group for its taxable years ended July 31, 1994 and 1995. At this time, it is not possible to predict the scope of the IRS' review or whether any tax deficiencies will be proposed by the IRS as a result of its review.

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

                        TRANSAMERICAN ENERGY CORPORATION

                                  (UNAUDITED)


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

                        TRANSAMERICAN ENERGY CORPORATION

                                  (UNAUDITED)


    POTENTIAL EFFECTS OF A CHANGE OF CONTROL

         The Subordinated Notes Indenture provides that, upon the occurrence of a Change of Control, each holder of the TransTexas Subordinated Notes will have the right to require TransTexas to repurchase such holder's notes at 101% of the principal amount thereof plus accrued and unpaid interest. Pursuant to the terms of the TransTexas Intercompany Loan, upon the occurrence of a Change of Control, TEC would have the right to require TransTexas and TARC to repay the principal of the TransTexas Intercompany Loan in an amount equal to a pro rata share of the amount TEC is required to pay under the TEC Notes Indenture. Such pro rata share would be calculated using the ratio of the outstanding principal amount of the TransTexas Intercompany Loan (or, for TARC, the accreted value of the outstanding principal amount of the TARC Intercompany Loan) to the sum of
(i) the outstanding principal amount of the TransTexas Intercompany Loan plus
(ii) the accreted value of the outstanding principal amount of the TARC Intercompany Loan. A Change of Control would be deemed to occur under the Subordinated Notes Indenture in the case of certain changes or other events in respect of the ownership of TransTexas, including any circumstances pursuant to which any person or group other than John R. Stanley (or his heirs, his estate, or any trust in which he or his immediate family members have, directly or indirectly, a beneficial interest in excess of 50%) and his subsidiaries or the TEC Indenture Trustee is or becomes the beneficial owner of more than 50% of the total voting power of TransTexas' then outstanding voting stock and during the 90-day period thereafter the rating on the notes is downgraded or withdrawn. A Change of Control would be deemed to occur under the TEC Notes Indenture, the TransTexas Intercompany Loan and the TARC Intercompany Loan in the case of certain changes or other events in respect of the ownership or control of TEC, TransTexas, or TARC including any circumstance pursuant to which (i) any person or group, other than John R. Stanley (or his heirs, his estate, or any trust in which he or his immediate family members have, directly or indirectly, a beneficial interest in excess of 50%) and his subsidiaries or the TEC Indenture Trustee is or becomes the beneficial owner of more than 50% of the total voting power of TEC's then outstanding voting stock, or (iii) TEC or any of its subsidiaries own some of TransTexas' or TARC's capital stock, respectively, but less than 50% of the total voting stock or economic value of TransTexas or TARC, respectively, unless the TEC Notes have an investment grade rating for the period of 120 days thereafter. The term "person," as used in the definition of Change of Control, means a natural person, company, government or political subdivision, agency or instrumentality of a government and also includes a "group," which is defined as two or more persons acting as a partnership, limited partnership or other group. In addition, certain changes or other events in respect of the ownership or control of TransTexas that do not constitute a Change of Control under the Subordinated Notes Indenture or the TEC Notes Indenture may result in a "change of control" of TransTexas under the terms of TransTexas' credit facility (the "BNY Facility") and certain equipment financing. Such an occurrence could create an obligation for TransTexas to repay such other indebtedness. At October 31, 1997, TransTexas had approximately $29.7 million of indebtedness (excluding the Senior Secured Notes and the TransTexas Subordinated Notes) subject to such right of repayment or repurchase. In the event of a Change of Control under the TEC Notes Indenture or a "change of control" under the terms of other outstanding indebtedness, there can be no assurance that TransTexas or TARC will have sufficient funds to satisfy any such payment obligations.

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

                        TRANSAMERICAN ENERGY CORPORATION

                                  (UNAUDITED)


7.  OTHER CURRENT ASSETS

         The major components of other current assets are as follows (in thousands of dollars):

                                                                         October 31,      January 31,
                                                                            1997             1997
                                                                          -------           ------
     Prepayments:
       Trade                                                              $    6,798        $    9,580
       Insurance                                                               2,912             2,913
     Deferred loss on commodity price swap agreements                             --             8,276
     Other                                                                     2,665             4,869
                                                                          ----------        ----------
                                                                          $   12,375        $   25,638
                                                                          ==========        ==========

8.  ACCRUED LIABILITIES

         The major components of accrued liabilities are as follows (in thousands of dollars):

                                                                         October 31,        January 31,
                                                                            1997               1997
                                                                         -----------        -----------
     Royalties                                                            $   8,213          $   27,607
     Taxes other than income taxes                                            9,190              13,501
     Interest                                                                28,556              20,978
     Payroll                                                                  7,829               6,012
     Litigation settlements and other                                            --               1,263
     Settlement values of commodity price swap agreements                        --              13,276
     Insurance                                                                6,266               7,840
     Other                                                                    8,146               8,384
                                                                          ---------          ----------
                                                                          $  68,200          $   98,861
                                                                          =========          ==========

         Included in litigation settlements and other at January 31, 1997 are certain non-recurring costs associated with the Lobo Sale.

9.  OTHER LIABILITIES

         The major components of other liabilities are as follows (in thousands of dollars):

                                                                          October 31,        January 31,
                                                                             1997               1997
                                                                          ----------         -----------
     Litigation settlements and accruals                                  $   10,008         $    9,641
     Interest                                                                  2,813                 --
     Short-term obligations expected to be refinanced:
         Litigation settlements                                                   --              2,500
         Accrued capital expenditures                                             --             19,738
     Other                                                                     4,863              1,112
                                                                          ----------         ----------
                                                                          $   17,684         $   32,991
                                                                          ==========         ==========

         During the months of April and May 1997, TransTexas obtained additional financing in the aggregate amount of approximately $45.8 million, of which approximately $13.8 million remains outstanding as of October 31, 1997. Proceeds from these transactions, net of current maturities, were used to pay the obligations listed above under the caption "Short-term obligations expected to be refinanced" at January 31, 1997 and for general corporate purposes.

                        TRANSAMERICAN ENERGY CORPORATION

                                  (UNAUDITED)


10.  SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

         The following information reflects the Company's noncash investing and financing activities (in thousands of dollars):

                                                                        Nine Months Ended
                                                                           October 31,
                                                                   ---------------------------
                                                                      1997             1996
                                                                   ----------       ----------
     Accounts payable for property and equipment                   $   58,851       $   53,803
     Interest accretion on TARC Notes capitalized
       in property and equipment                                       48,046           11,687
     Product financing arrangements                                        --          (11,022)
     Exchange of Subordinated Notes                                   115,815               --


11. LITIGATION SETTLEMENT

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

12. CREDIT AGREEMENTS

         TransTexas and BNY Financial Corporation are parties to a Second Amended and Restated Accounts Receivable Management and Security Agreement (the "BNY Facility"), dated as of October 14, 1997. As of October 31, 1997, outstanding advances under the BNY Facility totaled approximately $11.3 million. Interest accrues

                        TRANSAMERICAN ENERGY CORPORATION

                                  (UNAUDITED)


on advances at the rate of (i) the higher of (a) the prime rate of The Bank of New York or (b) the Federal Funds Rate plus 1/2 of 1% plus (ii) 1/2 of 1%. Obligations under the BNY Facility are secured by liens on TransTexas' receivables and inventory.

12. TRANSACTIONS WITH AFFILIATES

         TARC purchases natural gas from TransTexas on an interruptible basis. The total cost of natural gas purchased for the nine months ended October 31, 1997 and 1996 was approximately $0.4 million and $2.2 million, respectively. During the quarter ended October 31, 1997, TARC paid TransTexas approximately $3.2 million which represented the payable to TransTexas for natural gas purchased.

         Southeast Contractors provides construction personnel to TARC in connection with the Capital Improvement Program. These construction workers are temporary employees, and the number and composition of the workforce will vary throughout the Capital Improvement Program. Southeast Contractors charges TARC for the direct costs it incurs (which consist solely of employee payroll and benefits) plus administrative costs and fees of up to $2.0 million per year. Total labor costs charged by Southeast Contractors for the nine months ended October 31, 1997 and 1996 were $26.8 million and $13.5 million, respectively, of which $3.9 million and $1.8 million were payable at October 31, 1997 and January 31, 1997, respectively.

         On June 13, 1997, a services agreement was entered into among TransAmerican, TransTexas, TARC and TEC. Under the agreement, TransTexas will provide accounting, legal, administrative and other services to TARC, TEC and TransAmerican and its affiliates. TransAmerican will provide advisory services to TransTexas, TARC and TEC. TARC will pay to TransTexas approximately $300,000 per month for services rendered to, and for allocated expenses paid by TransTexas on behalf of TARC and TEC. TransAmerican will pay to TransTexas approximately $20,000 per month for such services. TEC and its subsidiaries will pay $2.5 million in the aggregate per year to TransAmerican for advisory services and benefits provided by TransAmerican. As of October 31, 1997, $1.2 million and $1.0 million was payable by TARC to TransTexas and TransAmerican, respectively, pursuant to the services agreement. TransTexas' receivable for such services from TransAmerican was $0.1 million as of October 31, 1997.

         In July and September 1997, TEC advanced an aggregate of $46 million to TARC. All of the advances are governed by the terms of a promissory note that is due June 14, 2002 bearing interest at a rate that, when added to the interest paid by TransTexas on the TransTexas Intercompany Loan, will equal the amount of interest payable on the TEC Notes. In November and December 1997, TARC repaid approximately $33.9 million in principal and interest to TEC.

         For the nine months ended October 31, 1997, TEC has contributed $6 million to TARC for operating expenses.

         In September, November and December 1997, TEC advanced an aggregate of approximately $34 million to TransTexas pursuant to promissory notes which mature on June 14, 2002. The notes bear interest in an amount equal to a proportionate share of the fixed semi-annual interest payment of $2.8 million based upon the average outstanding balance of all notes (other than the notes evidencing the Intercompany Loans) between TransTexas and TEC and the average outstanding balance of all notes (other than the notes evidencing the Intercompany Loans) between TARC and TEC.

                        TRANSAMERICAN ENERGY CORPORATION

                                  (UNAUDITED)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The consolidated financial statements of TEC reflect the results of operations of TEC's wholly and majority owned subsidiaries, TARC and TransTexas. As of October 31, 1997, TransTexas' operations consisted of exploration and production of natural gas, condensate and natural gas liquids ("E&P"). TARC's business is refining and storage operations ("Refining"). As described in Note 1 of Notes to Condensed Consolidated Financial Statements, transactions between TransTexas and TARC are significantly restricted. The following discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto of the Company included elsewhere in this report.

TRANSTEXAS

    RESULTS OF OPERATIONS

         TransTexas' results of operations are dependent upon natural gas production volumes and unit prices from sales of natural gas, condensate and NGLs. The profitability of TransTexas also depends on its ability to minimize finding and lifting costs and maintain its reserve base while maximizing production. On May 29, 1997, TransTexas consummated a stock purchase agreement with an unaffiliated buyer (the "Lobo Sale Agreement"), with an effective date of March 1, 1997, to effect the sale (the "Lobo Sale") of the stock of TransTexas Transmission Corporation ("TTC"), its subsidiary that owned substantially all of TransTexas' Lobo Trend producing properties and related pipeline transmission system, for a sales price of approximately $1.1 billion. Accordingly, the Company's reported results for the three and nine months ended October 31, 1997 include the effect of reduced volumes attributable to the producing properties sold as part of the Lobo Sale.

         TransTexas' operating data for the three months and nine months ended October 31, 1997 and 1996, is as follows:

                                                           Three Months Ended              Nine Months Ended
                                                               October 31,                   October 31,
                                                           ---------------------        ----------------------
                                                             1997         1996            1997          1996
                                                           --------     --------        -------       --------
Sales volumes:
  Gas (Bcf) (1)                                              10.3          38.1           63.5         112.4
  NGLs (MMgal)                                                 --          39.3           61.7         128.6
  Condensate (MBbls)                                           92           120            518           400
Average prices:
  Gas (dry)  (per Mcf) (2)                                $  2.66       $  1.62        $  2.04       $  1.87
  NGLs (per gallon)                                            --           .38            .29           .33
  Condensate (per Bbl)                                      18.55         22.07          19.52         20.47
  Number of gross wells drilled                                21            34             79           111
  Percentage of wells completed                                76%           79%            63%           73%

----------------------
(1) Sales volumes for the nine months ended October 31, 1997 include 7.3 Bcf delivered prior to the third quarter pursuant to volumetric production payments.
(2) Average prices for the nine months ended October 31, 1997 includes amounts delivered under volumetric production payments. The average gas price for TransTexas' undedicated production for this period was $2.15 per Mcf. Gas prices do not include the effect of hedging agreements.

         A summary of TransTexas' operating expenses is set forth below (in millions of dollars):

                                                          Three Months Ended             Nine Months Ended
                                                              October 31,                   October 31,
                                                       -------------------------      ----------------------
                                                          1997           1996           1997          1996
                                                       -----------    ----------     ---------     ---------
Operating costs and expenses:
   Lease                                               $        3.0   $      7.0     $    15.2     $    19.8
   Pipeline                                                     2.7          8.9          14.1          25.2
   Natural gas liquids                                          0.1          9.7          14.6          32.9
   Well services                                                1.4          0.2           2.1           0.4
                                                       ------------   ----------     ---------     ---------
                                                                7.2         25.8          46.0          78.3
Taxes other than income taxes (1)                               2.1          2.1           9.8          14.4
                                                       ------------   ----------     ---------     ---------
   Total                                               $        9.3   $     27.9     $    55.8     $    92.7
                                                       ============   ==========     =========     =========

-----------------------------
(1) Taxes other than income taxes include severance, property, and other taxes.

         TransTexas' average depletion rates have been as follows:

                                                          Three Months Ended             Nine Months Ended
                                                              October 31,                   October 31,
                                                       -------------------------      ----------------------
                                                          1997           1996           1997          1996
                                                       -----------    ----------     ---------     ---------
   Depletion rates (per Mcfe)                          $      1.09    $     0.94      $   1.04     $    0.93
                                                       ===========    ==========      ========     =========

         TransTexas' Consolidated EBITDA, as defined in the Indenture, is set forth below (in millions of dollars). EBITDA consists of TransTexas' earnings before consolidated fixed charges (excluding capitalized interest), income taxes, depreciation, depletion, and amortization. EBITDA is not intended to represent cash flow or any other measure of financial performance in accordance with generally accepted accounting principles.

                                                          Three Months Ended             Nine Months Ended
                                                              October 31,                   October 31,
                                                       -------------------------      ----------------------
                                                          1997           1996           1997          1996
                                                       -----------    ----------     ---------     ---------
   Consolidated EBITDA                                 $      27.2    $     40.0      $  621.6     $   234.4

   Cash flows from:
     Operating activities                              $      38.5    $     21.5      $   25.7     $   162.8
     Investing activities                              $     137.3    $    (65.5)     $  670.7     $  (134.8)
     Financing activities                              $    (210.6)   $     21.9      $ (716.4)    $   (19.6)
                                                       ===========    ==========      ========     =========


THREE MONTHS ENDED OCTOBER 31, 1997, COMPARED WITH THE THREE MONTHS ENDED OCTOBER 31, 1996

         Gas, condensate and NGLs revenues for the three months ended October 31, 1997 decreased $42.6 million from the comparable prior year quarter, due primarily to lower prices for and decreased volumes of natural gas and NGLs, primarily in the second and third quarters. The average monthly prices received per Mcf of gas, ranged from $2.30 to $2.94 in the three months ended October 31, 1997, compared to a range of $1.70 to $1.99 in the same period in the prior year. The decrease in natural gas sales volumes resulted primarily from the divestiture of approximately 207 Bcfe of TransTexas' reserves as a result of the Lobo Sale. Lobo Trend production was 12.1 Bcfe for the three months ended October 31, 1996. As of October 31, 1997, TransTexas had a total of 106 producing wells compared to 832 at October 31, 1996. NGL sales volumes decreased as a result of decreases in the volumes of natural gas processed. Transportation revenues decreased $8.9 million over the prior year quarter due to the divestiture of the pipeline system as a result of the Lobo Sale.

         As a result of the Lobo Sale, the Tender Offer and the Subordinated Notes Exchange Offer described in Note 2 of Notes to Condensed Consolidated Financial Statements, TransTexas recorded a $540 million pretax gain ($175 million of which was realized in the third quarter as a result of post-closing adjustments) and a $72 million after tax extraordinary charge during the nine months ended October 31, 1997.

         Primarily as a result of the Lobo Sale, lease operating expenses, pipeline operating expenses and NGLs cost for the quarter ended October 31, 1997 decreased $4.0 million, $6.2 million and $9.6 million, respectively, compared to the comparable prior year period. Well service expenses for the three months ended October 31, 1997 increased $1.2 million as compared to the comparable period of the prior year primarily due to costs related to providing services to third parties. Depreciation, depletion and amortization expense for the three months ended October 31, 1997 decreased $17.6 million due to a decrease in TransTexas' undedicated natural gas production as a result of the Lobo Sale offset by a $0.15 increase in the depletion rate. The depletion rate increased primarily as a result of the transfer of approximately $30 million of previously excluded costs of unevaluated properties into the full cost pool.

         Beginning in fiscal 1996, TransTexas substantially increased its exploration activities and has made significant capital expenditures for leasehold interests classified as unevaluated properties. As a result of exploratory discoveries on certain of these leases and the related capital requirements, TransTexas has farmed out certain other interests with a carrying value of $13 million and expects to farm out additional leases. To the extent these activities do not result in the discovery of proved reserves, the leases will be added to the full cost pool, which could result in continued increases in the depletion rate. The majority of unevaluated properties will be evaluated over the next two years.

         General and administrative expenses decreased approximately $10.4 million in the three months ended October 31, 1997, due primarily to lower litigation expenses.

         Interest income for the three months ended October 31, 1997 increased approximately $3.0 million over the comparable prior year period due to increased cash balances in the current quarter. TransTexas does not expect to earn significant interest income during fiscal 1999. Interest expense decreased $5.7 million over the same period of the prior year primarily as a result of the retirement of the Senior Secured Notes, offset in part by a decrease in the amount of interest capitalized in connection with the acquisition of undeveloped leasehold acreage.

         NINE MONTHS ENDED OCTOBER 31, 1997, COMPARED WITH THE NINE MONTHS ENDED OCTOBER 31, 1996

         Gas, condensate and NGL revenues for the nine months ended October 31, 1997 decreased by $88.2 million from the comparable period of the prior year, due primarily by decreases in gas, condensate and NGLs sales prices and gas sales volumes, offset in part by increases in condensate sales volumes. The average monthly prices received per Mcf of gas, excluding amount dedicated to volumetric production payments, ranged from $2.94 to $1.49 in the nine months ended October 31, 1997, compared to a range of $1.70 to $2.45 in the same period in the prior year. The increase in condensate sales volumes is due primarily to increased production from TransTexas' new development areas, offset in part the divestiture of the TransTexas producing properties as a result of the Lobo Sale. NGLs sales volumes decreased as a result of decreases in the volumes of natural gas processed. Transportation revenues decreased by $13.7 million for the nine months ended October 31, 1997, due primarily to the divestiture of the pipeline system as a result of the Lobo Sale.

         Lease operating expenses in the nine months ended October 31, 1997 decreased by $4.6 million from the prior year period due primarily to a decrease in the number of producing wells as a result of the Lobo Sale, offset partially by an increase in salt water disposal costs and the initiation of a program to increase flow rates on certain TransTexas' wells through increased workovers and the installation of leased wellhead compressors. Pipeline operating expenses decreased by $11.1 due primarily to the divestiture of the pipeline system as a
result of the Lobo Sale.   NGLs cost decreased by $18.3 million from the
comparable period in the prior year primarily due to a decrease in volumes of natural gas processed as a result of the Lobo Sale. Well service expenses for the nine months ended October 31, 1997 increased $1.7 million as compared to the comparable prior year period primarily due to costs related to providing services to third parties. Depreciation, depletion and amortization expense for the nine months ended October 31, 1997 decreased by $25.1 million due to the decrease in TransTexas' undedicated natural gas production as a result of the Lobo Sale, partially offset by a $0.11 increase in the depletion rate. The depletion rate increased primarily as a result of the transfer of approximately $30 million of previously excluded costs of unevaluated properties into the full cost pool. General and administrative expenses decreased by $5.6 million due primarily to a decrease in litigation expense. Taxes other than income taxes decreased by $4.6 million over the comparable prior year period due primarily to a decrease in ad valorem, severance, and excise taxes.

         Beginning in fiscal 1996, TransTexas substantially increased its exploration activities and has made significant capital expenditures for leasehold interests classified as unevaluated properties. As a result of exploratory discoveries on certain of these leases and the related capital requirements, TransTexas has farmed out certain other interests with a carrying value of $13 million and expects to farm out additional leases. To the extent these activities do not result in the discovery of proved reserves, the leases will be added to the full cost pool, which could result in continued increases in the depletion rate. The majority of unevaluated properties will be evaluated over the next two years.

         Interest income for the nine months ended October 31, 1997 increased by approximately $8.3 million over the comparable period of the prior year due to increased average cash balances. TransTexas does not expect to earn significant interest income during fiscal 1999. Interest expense decreased by $10.6 million primarily as a result of the retirement of the Senior Secured Notes offset in part by the accretion on the Old Subordinated Notes.

         Cash flow from operating activities for the nine months ended October 31, 1997 decreased by approximately $137.2 million from the prior-year period due primarily to lower net income from gas and oil production activities and cash settlement of volumetric production payments in connection with the Lobo Sale. In addition, during 1996, TransTexas collected $58.6 million from the sale of volumetric production payments.

         Cash provided by investing activities increased by $805.5 million due to proceeds from the sale of certain TransTexas producing properties offset in part by the net increase in cash restricted for share repurchases pursuant to the TransTexas Share Repurchase Program and increased capital expenditures.

         Cash flow used in financing activities decreased by approximately $696.7 million due primarily to the retirement of the Senior Secured Notes and purchases of stock pursuant to the TransTexas Share Repurchase Program offset in part by the TransTexas Intercompany Loan.

TARC

    RESULTS OF OPERATIONS

         TARC's refinery was inoperative from January 1983 through February 1994. During this period, TARC's revenues were derived primarily from tank rentals and its expenses consisted of maintenance and repairs, tank rentals, general and administrative expenses and property taxes. TARC commenced partial operations at the refinery in March 1994 and has operated the No. 2 Vacuum Unit intermittently since that time. TARC may operate the No. 2 Crude Unit and the No. 2 Vacuum Unit if market conditions are favorable. TARC's decision to commence or suspend operations will depend on the availability of working capital, current operating margins and the need to tie-in units as they are completed. TARC does not consider its historical results to be indicative of future results.

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

         TARC believes, based on current estimates of refining margins and costs of the expansion and modification of the refinery, that future undiscounted cash flows will be sufficient to recover the cost of the refinery over its estimated useful life. Management believes there have been no events or changes in circumstances that would require the recognition of an impairment loss.
However, due to the inherent uncertainties in estimating future refining margins, and in constructing and operating a large-scale refinery, there can be no assurance that TARC will ultimately recover the cost of the refinery. Management believes that the book value of the refinery is in excess of its current estimated fair market value.

   THREE MONTHS ENDED OCTOBER 31, 1997, COMPARED WITH THE THREE MONTHS ENDED OCTOBER 31, 1996

         Other revenues of $0.6 million for the three months ended October 31, 1997 were from operations of TARC's terminal facility acquired in September 1997.

         Processing arrangements reflect a loss of $0.1 million and $5.2 million for the three months ended October 31, 1997 and 1996, respectively. Losses were primarily due to unfavorable prices for refined products and price management activities.

         Operations and maintenance expense for the three months ended October 31, 1997 decreased to $2.8 million from $3.0 million for the same period in 1996, primarily due to increased amounts of labor costs capitalized in connection with the Capital Improvement Program, partially offset by the expensing of certain prepaid costs for storage and related facilities.

         Depreciation and amortization expense for the three months ended October 31, 1997 increased to $2.0 million from $1.7 million for the same period in 1996, primarily due to depreciation related to the terminal facility acquired in September 1997.

         General and administrative expenses increased to $6.0 million for the three months ended October 31, 1997 from $1.7 million for the same period in 1996, primarily due to the write-off of certain intangibles related to the terminal facility acquired in September 1997 and increased Services Agreement fees.

         Taxes other than income taxes for the three months ended October 31, 1997 remained at the same level as in 1996.

         Interest income for the three months ended October 31, 1997 increased to $2.0 million as compared to the same period in 1996 primarily due to the investment of proceeds from the TARC Intercompany Loan. Interest expense, net for the three months ended October 31, 1997 increased $6.1 million, due primarily to interest on the TARC Intercompany Loan. During the three months ended October 31, 1997, TARC capitalized approximately $23.3 million of interest related to property and equipment additions at TARC's refinery compared to $17.7 million for the three months ended October 31, 1996.

         Equity in income of TransTexas before extraordinary items for the three months ended October 31, 1997 increased $1.3 million as compared to the same period in 1996. In September 1997, TARC sold approximately 8.5 million shares of TransTexas common stock pursuant to the TransTexas Share Repurchase Program. TARC received $136.2 million in connection with the repurchase, of which $124.5 million (representing the excess of the cash received over TARC's carrying value of the stock) was recorded as a capital contribution.

NINE MONTHS ENDED OCTOBER 31, 1997, COMPARED WITH THE NINE MONTHS ENDED OCTOBER 31, 1996

         There were no product sales for the nine months ended October 31, 1997 as compared to $10.9 million for the same period in 1996, primarily as a result of processing the majority of refinery throughput for third parties under processing agreements.

         Other revenues of $0.6 million for the nine months ended October 31, 1997 were from operations of TARC's terminal facility acquired in September 1997.

         There were no costs of products sold for the nine months ended October 31, 1997 as compared to $12.4 million for the same period in 1996, due primarily to the Company's use in 1997 of processing arrangements pursuant to which TARC processed feedstock owned by third parties (as opposed to TARC's purchase of feedstock and sale of product).

         Processing arrangements reflect income of $3.1 million and a loss of $8.6 million for the nine months ended October 31, 1997 and 1996, respectively. Income and losses were primarily due to unfavorable prices for refined products and price management activities.

         Operations and maintenance expense for the nine months ended October 31, 1997 increased $1.1 million to $10.7 million from $9.6 million for the same period in 1996, primarily due to the increase of the Company's labor force in connection with the Capital Improvement Program.

         Depreciation and amortization expense for the nine months ended October 31, 1997 increased $0.1 million to $5.4 million from $5.3 million for the same period in 1996, primarily due to depreciation related to the terminal facility acquired in September 1997.

         General and administrative expenses increased $3.6 million to $11 million for the nine months ended October 31, 1997 from the $7.4 million for the same period in 1996, primarily due to the write-off of certain intangibles related to the terminal facility acquired in September 1997, increased services agreement fees and an offsetting decrease in insurance expense and professional fees.

         Taxes other than income taxes for the nine months ended October 31, 1997 decreased $1.1 million to $2.7 million from $3.8 million for the same period in 1996, primarily due to decreased property tax expense.

         Loss on purchase commitments for the nine months ended October 31, 1997 consists of a $4.8 million loss related to a commitment to purchase 0.6 million barrels of feedstock. These barrels have been sold to a third party and are now subject to a processing agreement.

         Interest income for the nine months ended October 31, 1997 increased $2.8 million as compared to the same period in 1996, primarily due to the investment of proceeds from the TARC Intercompany Loan. Interest expense for the nine months ended October 31, 1997 increased $10.8 million, primarily due to interest on the TARC Intercompany Loan. During the nine months ended October 31, 1997, the Company capitalized approximately $64.9 million of interest related to property and equipment additions at TARC's refinery compared to $51.0 million for the nine months ended October 31, 1996.

         Equity in income of TransTexas before extraordinary item for the nine months ended October 31, 1997 increased to $45.2 million as compared to $9.8 million for the same period in 1996, due primarily to a $540 million gain on the sale by TransTexas of a subsidiary. In September 1997, TARC sold approximately
8.5 million shares of TransTexas common stock pursuant to the TransTexas Share Repurchase Program. TARC received $136.2 million in connection with the repurchase, of which $124.5 million (representing the excess of the cash received over TARC's carrying value of the stock) was recorded as a capital contribution. TARC recognized equity in an extraordinary item of TransTexas of $(10.2) million for the nine months ended October 31, 1997. The extraordinary loss of TransTexas is attributable to a loss on the early extinguishment of debt as a result of the repurchase by TransTexas of its Senior Secured Notes and the Subordinated Notes Exchange Offer. The gain on the sale of TransTexas stock of $56.2 million for the nine months ended October 31, 1996 was a result of TARC's sale of 4.55 million shares of TransTexas common stocks in March 1996.

         The loss on the early extinguishment of debt of $84.4 million for the nine months ended October 31, 1997 is a result of the completion of the TARC Notes Tender Offer as described in Note 2 of Notes to Condensed Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

         On May 29, 1997, TransTexas consummated the Lobo Sale, with an effective date of March 1, 1997, for a sales price of approximately $1.1 billion. With proceeds from the Lobo Sale, TransTexas repaid certain indebtedness and other obligations including production payments, in an aggregate amount of approximately $84 million. The remaining net proceeds have been used for the redemption or repurchase of the Senior Secured Notes and for general corporate purposes.

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

         With proceeds of the TEC Notes Offering, TEC made intercompany loans to TransTexas in the principal amount of $450 million (the "TransTexas Intercompany Loan") and to TARC in the original amount of $676 million (the "TARC Intercompany Loan"and, together with the TransTexas Intercompany Loan, the "Intercompany Loans"). The promissory note evidencing the TransTexas Intercompany Loan (i) bears interest at a rate of 10 7/8% per annum, payable semi-annually in cash in arrears and (ii) is secured initially by a security interest in substantially all of the assets of TransTexas other than inventory, receivables and equipment. The promissory note evidencing the TARC Intercompany Loan (i) accretes principal at the rate of 16% per annum, compounded semi-annually, until June 15, 1999 to a final accreted value of $920 million, and thereafter pays interest semi-annually in cash in arrears on the accreted value thereof, at a rate of 16% per annum and (ii) is secured initially by a security interest in substantially all of TARC's assets other than inventory, receivables and equipment. The Intercompany Loans will mature on June 1, 2002. The Intercompany Loan Agreements contain certain restrictive covenants, including, among others, limitations on incurring additional debt, asset sales, dividends and transactions with affiliates. Upon the occurrence of a Change of Control (as defined), TEC will be required to make an offer to purchase all of the outstanding TEC Notes at a price equal to 101% of the principal amount thereof, together with accrued and unpaid interest, if any, or, in the case of any such offer to purchase the TEC Senior Secured Discount Notes prior to June 15, 1999, at a price equal to 101% of the accreted value thereof, in each case, to and including the date of purchase. Pursuant to the terms of the Intercompany Loans, TEC may require TransTexas and TARC to pay a pro rata share of the purchase price paid by TEC in an offer to purchase pursuant to a Change of Control. See "Potential Effects of a Change of Control."

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

         On June 19, 1997, TransTexas completed an exchange offer, pursuant to which it exchanged approximately $115.8 million aggregate principal amount of its 13 3/4% Series C Senior Subordinated Notes due 2001 (the "TransTexas Series C Subordinated Notes") for all of its outstanding 13 1/4% Senior Subordinated Notes due 2003 (the "Old TransTexas Subordinated Notes"). On October 10, 1997, TransTexas completed a registered exchange offer resulting in the issuance of $115.8 million aggregate principal amount of its 13 3/4% Series D Senior Subordinated Notes due 2001 (the "TransTexas Subordinated Notes") in exchange for all of the outstanding TransTexas Series C Subordinated Notes. The TransTexas Subordinated Notes pay interest in cash semi-annually in arrears on each June 30 and December 31 commencing December 31, 1997. The indenture governing the TransTexas Subordinated Notes (the "Subordinated Notes Indenture") includes certain restrictive covenants, including, among others, limitations on incurring additional debt, asset sales, dividends and transactions with affiliates.

         In June 1997, TransTexas implemented a stock repurchase program pursuant to which it plans to repurchase common stock from its public stockholders and from its affiliates, including TEC and TARC, in an aggregate amount of approximately $399 million in value of stock purchased. Shares may be purchased through open market purchases, negotiated transactions or tender offers, or a combination of the above. It is anticipated that the price paid to affiliated stockholders will equal the weighted average price paid to purchase shares from the public stockholders. As of October 31, 1997, approximately 3.9 million shares had been repurchased from public stockholders for an aggregate purchase price of approximately $61.4 million, and approximately 12.6 million shares had been repurchased from TARC and TEC for an aggregate purchase price of approximately $201 million.

         On June 13, 1997, TARC completed a tender offer (the "TARC Notes Tender Offer") for the (i) TARC Mortgage Notes for 112% of their principal amount (plus accrued and unpaid interest) and (ii) TARC Discount Notes for 112% of their accreted value. TARC Mortgage Notes and TARC Discount Notes with an aggregate carrying value of $423 million were tendered and accepted by TARC at a cost to TARC of approximately $437 million (including accrued interest, premiums and other costs). As a result of the TARC Notes Tender Offer, $22.8 million in debt issuance costs were written off and TARC recorded a total extraordinary charge of approximately $84 million during the nine months ended October 31, 1997. As of October 31, 1997, TARC Mortgage Notes and TARC Discount Notes with a carrying value of approximately $16.0 million remained outstanding.

           On June 13, 1997, TEC completed a tender offer for the outstanding common stock purchase warrants of TARC ("TARC Warrants") at a price of $4.50 per warrant. Pursuant to the tender offer, TEC purchased 7,320,552 TARC Warrants for an aggregate purchase price of approximately $33 million. TransAmerican subsequently purchased 163,679 TARC Warrants for an aggregate purchase price of approximately $0.7 million. TEC, TransAmerican and TARC may repurchase additional TARC Warrants, and TARC may enter into a merger with one of its affiliates pursuant to which each remaining TARC Warrant would become exercisable (at an exercise price of $.01) to receive $4.51 of cash instead of one share of common stock of TARC.

         TEC paid a dividend to TransAmerican in the amount of $23 million. A portion of the dividend was used to repay the debt of an affiliate, which had been secured by a pledge of 3.7 million shares of TransTexas common stock. In connection with the TEC Notes Offering, TransAmerican contributed the 3.7 million shares of TransTexas common stock to TEC.

         Following consummation of the TEC Notes Offering and the transactions described in Note 2 of Notes to Condensed Consolidated Financial Statements, TEC's only source of funds for its holding company operations and debt service will be from approximately $50 million in working capital currently held by TEC, payments on the Intercompany Loans, dividends from its subsidiaries, interest on funds on the Disbursement Account, payments made by TARC on behalf of TEC pursuant to the Services Agreement and, in limited circumstances as permitted by the TEC Notes Indenture, sales of stock TEC holds in its subsidiaries.

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

         TransTexas and BNY Financial Corporation are parties to a Second Amended and Restated Accounts Receivable Management and Security Agreement (the "BNY Facility"), dated as of October 14, 1997. As of October 31, 1997, outstanding advances under the BNY Facility totaled approximately $11.3 million. Interest accrues on advances at the rate of (i) the higher of (a) the prime rate of The Bank of New York or (b) the Federal Funds Rate plus 1/2 of
1% plus (ii) 1/2 of 1%. Obligations under the BNY Facility are secured by liens on TransTexas' receivables and inventory.

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

         During the months of April and May 1997, TransTexas obtained additional financing in the aggregate amount of approximately $45.8 million, of which approximately $13.8 million remains outstanding as of October 31, 1997. Proceeds from these transactions, net of current maturities, were used to pay certain short-term obligations outstanding at January 31, 1997.

         Cash flow from operations is sensitive to the prices TransTexas receives for its natural gas. TransTexas from time to time enters into commodity price swap agreements to reduce its exposure to price risk in the spot market for natural gas. Proceeds from natural gas sales are received at approximately the same time that production-related burdens, such as royalties, production taxes and drilling program obligations are payable.

         TransTexas makes substantial capital expenditures for the exploration, development and production of natural gas. TransTexas historically has financed its capital expenditures, debt service and working capital requirements from cash from operations, public and private offerings of debt and equity securities, the sale of production payments, asset sales, its accounts receivable revolving credit facilities and other financings. TransTexas' debt covenants may limit its ability to obtain additional financings or to sell properties, and there is no assurance that cash flow from operations will be sufficient to fund capital and debt service requirements.

         For the nine months ended October 31, 1997, total capital expenditures were $317 million, including $45 million for lease acquisitions, $206 million for drilling and development and $66 million for TransTexas' gas gathering and pipeline system and other equipment and seismic acquisitions. Additional capital expenditures of $60 million are anticipated for the fourth quarter. During fiscal 1998, TransTexas accelerated its exploration and development drilling program which included the successful exploration efforts in Galveston Bay, Goliad County and Brazoria County and, as a result, its capital expenditures for fiscal 1998 have significantly exceeded its original anticipated amount of $220 million. In addition, TransTexas is developing several oil and gas prospects with the potential to increase production and cash flow from operations, but which require capital expenditures in excess of projected cash flow over at least the next twelve months. To finance the capital expenditure requirements and reduce its working capital deficit, TransTexas intends to supplement its cash flow from operations with a combination of asset sales and financings. There is no assurance that adequate funds can be obtained on a timely basis from such sources. Failure to obtain adequate funds for capital expenditures could have a material adverse effect on financial position, results of operations and cash flows.

         Although TARC may operate the No. 2 Crude Unit and the No. 2 Vacuum Unit if it obtains a favorable processing arrangement, TARC anticipates that, until completion of the Delayed Coking Unit, its capital needs will be limited to expenditures for the Capital Improvement Program, general and administrative expenses and refinery maintenance costs.

         TARC has incurred losses and negative cash flow from operations as a result of limited refinery operations that did not cover the fixed costs of maintaining the refinery, increased working capital requirements (including debt service) and losses on refined product sales and processing arrangements. In order to operate the refinery at expected levels after completion of expansion and modification of the refinery, TARC will require additional working capital and ultimately must achieve profitable operations. As a result, there is substantial doubt about TARC's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

         Following completion of the transactions described in Note 2 of Notes to Condensed Consolidated Financial Statements, TARC and TEC will have deposited approximately $529 million into accounts in the name of TARC and TEC (together, the "TARC Disbursement Account") from which disbursements will be made pursuant to a disbursement agreement (the "Disbursement Agreement") among TARC, TEC, Firstar Bank of Minnesota, N.A., as trustee (the "TEC Indenture Trustee"), Firstar Bank of Minnesota, N.A., as disbursement agent (the "Disbursement Agent"), and Baker & O'Brien, Inc., as construction supervisor (the "Construction Supervisor"). See Note 4 of Notes to Condensed Consolidated Financial Statements. Of these funds, $427 million will be available only for the Capital Improvement Program, approximately $25.5 million will be available for general and administrative expenses, $7 million will be available for outstanding accounts payable, $50 million will be available for working capital upon completion of the Delayed Coking Unit and certain supporting units and $19 million will be available for the payment of interest on, or the redemption, purchase, defeasance or other retirement of, the outstanding TARC Notes. TARC's estimated capital expenditures for the Capital Improvement Program are $201 million, $210 million and $16 million, respectively, for the remainder of fiscal 1998, and fiscal 1999 and fiscal 2000. If engineering problems, cost overruns or delays occur and other financing sources and other financing sources are not available, TARC may not be able to complete both phases of the Capital Improvement Program. As of October 31, 1997, $119 million had been disbursed to TARC out of the TARC Disbursement Account for use in the Capital Improvement Program and $13 million for general corporate purposes.

         In April 1996, TARC entered into a processing agreement with a third party to process feedstocks. Under the terms of the agreement, the processing fee earned by the third party is based on the margin earned by the third party, if any, after deducting all of its related costs such as feedstock acquisition, hedging, transportation, processing and inspections plus a commission for each barrel processed. As of October 31, 1997, TARC has processed 6.4 million barrels of feedstocks under this agreement. TARC also entered into processing agreements with this third party to process approximately 1.1 million barrels of the third party's feedstocks for a fixed price per barrel. As of October 31, 1997 and January 31, 1997, TARC was storing approximately 0.7 million and 1.0 million barrels, respectively, of feedstock and intermediate or refined products. For the nine months ended October 31, 1997 and 1996, TARC recorded income (loss) from processing agreements of $3.1 million and $(8.6) million, respectively. For the three months ended October 31, 1997 and 1996, TARC recorded a loss from processing arrangements of $0.1 million and $5.2 million, respectively. Included in the 0.7 million barrels of product stored at the refinery as of October 31, 1997, is approximately 0.6 million barrels of feedstock related to a purchase commitment entered into in April 1997. The 0.6 million barrels have been sold to the third party involved in the processing arrangement. For the nine months ended October 31, 1997, TARC incurred a loss of approximately $4.8 million related to this purchase commitment.

         In July and September 1997, TARC received advances from TEC in the aggregate amount of $46 million. In November and December 1997, TARC repaid approximately $31 million in principal, and in December 1997 paid approximately $2.9 million in interest to TEC. See Note 12 of Notes to Condensed Consolidated Financial Statements.

         In September, November and December 1997, TEC advanced an aggregate of approximately $34 million to TransTexas pursuant to promissory notes which mature on June 14, 2002. The notes bear interest in an amount equal to a proportionate share of the fixed semi-annual interest payment of $2.8 million based upon the average outstanding balance of all notes (other than the notes evidencing the Intercompany Loans) between TransTexas and TEC and the average outstanding balance of all notes (other than the notes evidencing the Intercompany Loans) between TARC and TEC.

         In September 1997, TARC purchased a tank storage facility adjacent to the refinery for a cash purchase price of $40 million (which does not include a $3.1 million liability recorded for environmental remediation as discussed below). Environmental investigations conducted by the previous owner of the facilities have indicated soil and groundwater contamination in several areas on the property. As a result, the former owner submitted to the LDEQ plans for the remediation of any significant indicated contamination in such areas. TARC has analyzed these investigations and has carried out further Phase II Environmental Assessments to verify their results. TARC intends to incorporate any required remediation into its ongoing work at the refinery. In connection with the purchase of the facilities, TARC agreed to indemnify the seller from all cleanup costs and certain other damages resulting from contamination of the property, and created a $5 million escrow account to fund required remediation costs and indemnification claims by the seller. As a result of TARC's Phase II Environmental Assessments, TARC believes that the amount in escrow should be sufficient to fund the remediation costs associated with identified contamination; however, because the LDEQ has not yet approved certain of the remediation plans, there can be no assurance that the funds set aside in the escrow account will be sufficient to pay all required remediation costs. During the three months ended October 31, 1997, TARC recorded a liability of $3.1 million for this contingency.

         On December 10, 1997, TARC issued to an unaffiliated third party a 13% Senior Secured Note due 2002 (the "Acquisition Note") in the principal amount of $36 million to finance a portion of the purchase price of the tank storage facility purchased in September 1997. The Acquisition Note is secured by a mortgage on the tank storage facility, and is governed by a Note Purchase Agreement containing restrictive covenants substantially similar to those contained in the TARC Intercompany Loan and TEC Indenture. The Acquisition Note bears interest at 13%, payable semiannually on June 15 and December 15, and matures on December 15, 2002.


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

    POTENTIAL TAX LIABILITY

         Part of the refinancing of TransAmerican's debt in 1993 involved the cancellation of approximately $65.9 million of accrued interest and of a contingent liability for interest of $102 million owed by TransAmerican. TransAmerican has taken the federal tax position that the entire amount of this debt cancellation is excluded from its income under the cancellation of indebtedness provisions (the "COD Exclusion") of the Internal Revenue Code of 1986, as amended, and has reduced its tax attributes (including its net operating loss and credit carryforwards) as a consequence of the COD Exclusion. No federal tax opinion was rendered with respect to this transaction, however, and TransAmerican has not obtained a ruling from the Internal Revenue Service (the "IRS") regarding this transaction. TransTexas believes that there is substantial legal authority to support the position that the COD Exclusion
applies to the cancellation of TransAmerican's indebtedness.   However, due to
factual and legal uncertainties, there can be no assurance that the IRS will not challenge this position, or that such challenge would not be upheld. Under an agreement between TransTexas, TransAmerican and certain of TransAmerican's subsidiaries (the "Tax Allocation Agreement"), TransTexas has agreed to pay an amount equal to any federal tax liability (which would be approximately $25.4 million) attributable to the inapplicability of the COD Exclusion. Any such tax would be offset in future years by alternative minimum tax credits and retained loss and credit carryforwards to the extent recoverable from TransAmerican. As a member of the TNGC Consolidated Group (defined below), each of TransTexas, TEC and TARC will be severally liable for any tax liability resulting from the above-described transactions. The IRS has commenced an audit of the consolidated federal income tax returns of the TNGC Consolidated Group for its taxable years ended July 31, 1994 and 1995. At this time, it is not possible to predict the scope of the IRS'review or whether any tax deficiencies will be proposed by the IRS as a result of its review.

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

    POTENTIAL EFFECTS OF CHANGE OF CONTROL

         The Subordinated Notes Indenture provides that, upon the occurrence of a Change of Control, each holder of the TransTexas Subordinated Notes will have the right to require TransTexas to repurchase such holder's notes at 101% of the principal amount thereof plus accrued and unpaid interest. Pursuant to the terms of the TransTexas Intercompany Loan, upon the occurrence of a Change of Control, TEC would have the right to require TransTexas to repay the principal of the TransTexas Intercompany Loan in an amount equal to a pro rata share of the amount TEC is required to pay under the TEC Notes Indenture. Such pro rata share would be calculated using the ratio of the outstanding principal amount of the TransTexas Intercompany Loan to the sum of (i) the outstanding principal amount of the TransTexas Intercompany Loan plus (ii) the accreted value of the outstanding principal amount of the TARC Intercompany Loan. A Change of Control would be deemed to occur under the Subordinated Notes Indenture in the case of certain changes or other events in respect of the ownership of TransTexas, including any circumstances pursuant to which any person or group other than John R. Stanley (or his heirs, his estate, or any Trust in which he or his immediate family members have, directly or indirectly, a beneficial interest in excess of 50%) and his subsidiaries or the TEC Indenture Trustee is or become the beneficial owner of more than 50% of the total voting power of TransTexas' then outstanding voting stock, and during the 90 days thereafter, the rating of the notes is downgraded or withdrawn. A Change of Control would be deemed to occur under the TransTexas Intercompany Loan in the case of certain changes or other events in respect of the ownership or control of TEC, TransTexas, or TARC including any circumstance pursuant to which (i) any person or group, other than John R. Stanley (or his heirs, his estate, or any Trust in which he or his immediate family members have, directly or indirectly, a beneficial interest in excess of 50%) and his subsidiaries or the TEC Indenture Trustee is or becomes the beneficial owner of more than 50% of the total voting power of TEC's then outstanding voting stock, or (ii) TEC or any of its subsidiaries own some of TransTexas' or TARC's capital stock, respectively, but less than 50% of the total voting stock or economic value of TransTexas or TARC, respectively, unless the TEC Notes have an investment grade rating for the period of 120 days thereafter. The term "person," as used in the definition of Change of Control, means a natural person, company, government or political subdivision, agency or instrumentality of a government and also includes a "group," which is defined as two or more persons acting as a partnership, limited partnership or other group. In addition, certain changes or other events in respect of the ownership or control of TransTexas that do not constitute a Change of Control under the TEC Notes Indenture may result in a "change of control" of TransTexas under the terms of the BNY Facility and certain equipment financing. Such an occurrence could create an obligation for TransTexas to repay such other indebtedness. At October 31, 1997, TransTexas had approximately $26.7 million of indebtedness (excluding the Senior Secured Notes and the TransTexas Subordinated Notes) subject to such right of repayment or repurchase. In the event of a Change of Control under the Subordinated Notes Indenture or the TEC Notes Indenture or a "change of control" under the terms of other outstanding indebtedness, there can be no assurance that TransTexas will have sufficient funds to satisfy any such payment obligations.

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

         The Company's accounting systems are not Year 2000 compliant. Although the Company intends to upgrade or replace its systems to meet Year 2000 compliance standards, there can be no assurance that it will timely complete such conversion. Failure to have Year 2000 compliant systems timely in place could have a material adverse effect on the Company's operations.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         Not applicable.

                          PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         See Notes 5 and 10 of Notes to Condensed Consolidated Financial Statements for a discussion of the Company's legal proceedings.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

  (a) EXHIBITS:

         27.1  -       Financial Data Schedule

         99.1  -       Financial statements of TransTexas dated October 31,
                       1997 (filed as part of TransTexas' Quarterly Report on
                       Form 10-Q for the quarter ended October 31, 1997, and incorporated herein by reference thereto).

         99.2  -       Financial statements of TARC dated October 31, 1997
                       (filed as part of TARC's Quarterly Report on Form 10-Q for the quarter ended October 31, 1997, and incorporated herein by reference thereto).

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



                                       TRANSAMERICAN ENERGY CORPORATION
(Registrant)




                                       By:          /s/ ED DONAHUE
                                          --------------------------------------
                                              Ed Donahue, Vice President and
                                                  Chief Financial Officer





December 15, 1997

                               INDEX TO EXHIBITS


EXHIBIT
NUMBER                           DESCRIPTION
------                           -----------

27.1  -  Financial Data Schedule

99.1 - Financial statements of TransTexas dated October 31, 1997 (filed as part of TransTexas' Quarterly Report on Form 10-Q for the quarter ended October 31, 1997, and incorporated herein by reference thereto).

99.2 - Financial statements of TARC dated October 31, 1997 (filed as part of TARC's Quarterly Report on Form 10-Q for the quarter ended October 31, 1997, and incorporated herein by reference thereto).