Form 10-K405
period 1998-01-31
TRANSAMERICAN ENERGY CORP
filed 1998-05-05
CIK 927763

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

                   FOR THE FISCAL YEAR ENDED JANUARY 31, 1998

                                       OR

    [ ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934

                             ---------------------

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

                             ---------------------

        Securities registered pursuant to Section 12(b) of the Act: None

        Securities registered pursuant to Section 12(g) of the Act: None

                             ---------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The number of shares of common stock of the registrant outstanding on May 1, 1998 was 9,000. None of the registrant's common stock is owned by non-affiliates.

================================================================================

                               TABLE OF CONTENTS

                                                                        PAGE
                                                                        ----
                                     PART 1
Item 1.   Business....................................................    1
Item 2.   Properties..................................................   15
Item 3.   Legal Proceedings...........................................   17
Item 4.   Submission of Matters to a Vote of Security Holders.........   17
                                    PART II
Item 5.   Market for Registrant's Common Equity and Related              18
            Stockholder Matters.......................................
Item 6.   Selected Financial Data.....................................   18
Item 7.   Management's Discussion and Analysis of Financial Condition    20
            and Results of Operations.................................
Item 7A.  Quantitative and Qualitative Disclosures About Market          38
            Risk......................................................
Item 8.   Financial Statements and Supplementary Data.................   39
Item 9.   Changes in and Disagreements With Accountants on Accounting    82
            and Financial Disclosure..................................
                                    PART III
Item 10.  Directors and Executive Officers of the Registrant..........   82
Item 11.  Executive Compensation......................................   83
Item 12.  Security Ownership of Certain Beneficial Owners and            85
            Management................................................
Item 13.  Certain Relationships and Related Transactions..............   85
                                    PART IV
Item 14.  Exhibits, Financial Statement Schedules and Reports on Form    89
            8-K.......................................................
          Signatures..................................................   97

                                     PART I

ITEM 1. BUSINESS

GENERAL

     TransAmerican Energy Corporation (the "Company" or "TEC") is a holding company formed in 1994 to hold certain shares of common stock of TransTexas Gas Corporation (together with its subsidiaries, "TransTexas") and all of the outstanding capital stock of TransAmerican Refining Corporation ("TARC"). The Company, TransTexas and TARC are all direct or indirect subsidiaries of TransAmerican Natural Gas Corporation ("TransAmerican"). The Company is engaged in the exploration and production of natural gas through operations conducted by TransTexas and is engaged in the refining and storage of crude oil and petroleum products through operations conducted by TARC.

     See Note 15 of Notes to the Consolidated Financial Statements included elsewhere herein for business segment information regarding the Company.

     The address of the Company's principal executive office is 1300 North Sam Houston Parkway East, Suite 200, Houston, Texas 77032, and its telephone number at that address is (281) 986-8822.

BUSINESS OF TRANSTEXAS

  General

     TransTexas is engaged in the exploration for and development and production of natural gas, primarily in south and coastal Texas. Since 1973, TransTexas has drilled over 1,700 wells and discovered over 3.5 Tcfe of natural gas. TransTexas' business strategy is to utilize its extensive experience gained from over 20 years of drilling and operating wells in South Texas, to continue to find, develop and produce reserves at a low cost.

     TransTexas was organized in May 1993 to facilitate the refinancing of TransAmerican. TransTexas' operations currently consist of the natural gas exploration and production and businesses of TransAmerican, which were transferred to TransTexas in August 1993 (the "Transfer") pursuant to an agreement among TransAmerican, TransTexas and John R. Stanley (the "Transfer Agreement").

     In 1994, as part of its strategy to expand its productive reserves beyond the Lower Wilcox Lobo Trend (the "Lobo Trend") in Webb and Zapata counties in South Texas, TransTexas began evaluating prospects that exhibited the potential to add proved reserves of at least 50 Bcfe of natural gas per development area. Since that time, TransTexas' development of certain of these areas has resulted in substantial new reserves and production.

     In May 1997, TransTexas consummated a stock purchase agreement with an unaffiliated buyer (the "Lobo Sale Agreement"), with an effective date of March 1, 1997, to effect the sale (the "Lobo Sale") of the stock of TransTexas Transmission Corporation ("TTC"), its subsidiary that owned substantially all of TransTexas' Lobo Trend producing properties and related pipeline transmission system, for an adjusted sales price of approximately $1.1 billion. With proceeds from the Lobo Sale, TransTexas repaid certain indebtedness and other obligations, including production payments. The remaining net proceeds were used for the repurchase or redemption of TransTexas' 11 1/2% Senior Secured Notes due 2002 (the "TransTexas Senior Secured Notes") and for general corporate purposes.

     As of February 1, 1998, TransTexas' net proved reserves in properties remaining after the Lobo Sale, as estimated by Netherland, Sewell & Associates, Inc., were 444 Bcfe. As of January 31, 1998, TransTexas owned approximately 649,000 gross (447,000 net) acres of mineral interests. TransTexas' average net daily natural gas production for the year ended January 31, 1998 from properties remaining after the Lobo Sale, was approximately 132 MMcfd, for a total net production of 48.3 Bcf of natural gas.

     In November 1997, TransTexas engaged an investment banking firm to examine the feasibility of the sale of certain of TransTexas' producing properties in Webb, Zapata, Jim Hogg and Starr Counties, Texas. The conclusion of any such sale will be dependent upon, among other things, the ongoing success of TransTexas'

Galveston Bay development drilling program and the terms of such transaction. TransTexas has also engaged an investment banking firm to assist it in the sale of certain assets comprising its drilling services division.

OPERATING AREAS

     TransTexas' primary areas of operations as of January 31, 1998 are discussed below:

     Eagle Bay. In November 1996, TransTexas reached agreement with an unaffiliated third party to jointly conduct exploration of geological prospects in the Galveston Bay area. The parties have drilled three out of seven prospects identified in the area.

     On January 8, 1998, TransTexas announced that it had successfully drilled, completed and flow-tested its first well, the State Tract 331#1, located approximately one mile off the coast of San Leon, Texas, in a water depth of less than 10 feet. This discovery well flow-tested at a gross rate of 76.4 MMcfd of natural gas and 11,002 Bpd of condensate and oil.

     TransTexas has successfully drilled, completed and flow-tested a second well, the State Tract 331#3, located approximately one-half mile northeast of the discovery well. This confirmation well flow-tested at a gross rate of 41 MMcfd of natural gas and 10,700 Bpd of condensate and oil. A third well, the State Tract 352#1, located approximately one-half mile southwest of the discovery well is currently being drilled.

     As of April 15, 1998, the Eagle Bay field was producing at a rate of 8.3 MMcfd of natural gas and 1,560 Bpd of condensate and oil. Current production rates are constrained by temporary production facilities. TransTexas expects the rate to increase substantially in the second half of fiscal 1999 after additional production facilities are installed. As of January 31, 1998, TransTexas owned a 75% working interest covering approximately 5,002 gross (4,803 net) acres in the Eagle Bay area.

     TransTexas has also drilled two exploratory wells on two other prospects in Galveston Bay. These wells, the Doornbos #1 and State Tract 88A#1, were unsuccessful although the acquisition of additional seismic data covering these prospects is under consideration. TransTexas intends to drill four additional prospects in Galveston Bay. As of January 31, 1998, TransTexas owned a 75% working interest covering approximately 16,524 gross (13,628 net) acres in the Galveston Bay area prospects including Eagle Bay.

     Bob West North. In late 1994, TransTexas made a natural gas discovery in the Bob West North area of southern Zapata County, Texas. As of January 31, 1998, TransTexas had drilled 53 wells and completed 51 wells in the area. As of January 31, 1998, TransTexas' mineral interests in Bob West North consisted of a 98% working interest in 17,300 gross (14,200 net) acres and a 90% net profits interest in 660 gross acres. In April 1998, TransTexas sold the net profits interest. On January 31, 1998, TransTexas was in the process of completing one well in Bob West North. For the fiscal year ended January 31, 1998, TransTexas produced 46.8 Bcf (33.9 Bcf net) from the Bob West North area at an average net daily rate of 93 MMcfd. Recently obtained 3-D seismic data indicates the potential for additional drilling locations to further develop productive reservoirs in the area.

     Fandango South. TransTexas is developing a natural gas discovery located in reservoirs in Jim Hogg County, Texas known as the Fandango South area. As of January 31, 1998, TransTexas had drilled nine wells, had completed eight wells and was drilling two additional wells to develop the lower Wilcox sandstone. For the fiscal year ended January 31, 1998, TransTexas produced 4.2 Bcf (2.9 Bcf net) of natural gas from this field, at an average net daily rate of 8 MMcfd. As of January 31, 1998, TransTexas held a 97% working interest in approximately 5,500 gross (5,500 net) acres in Fandango South.

     Goliad and Victoria Counties. As of January 31, 1998, TransTexas had drilled eight wells in prospects in Goliad and Victoria Counties, Texas, six of which had been completed. For the fiscal year ended January 31, 1998, TransTexas produced 1.5 Bcf (1.1 Bcf net) of natural gas from the development area, at an average net daily rate of 3 MMcfd. As of January 31, 1998, TransTexas owned a 100% working interest in approximately 8,412 gross (7,329 net) acres in Goliad and Victoria Counties.

     Wharton County. In 1995, TransTexas entered into an agreement with an unaffiliated third party, that acts as operator, to jointly develop the mineral rights in the shallow Frio and Miocene sands in Wharton

County, Texas. As of January 31, 1998, 60 wells had been drilled in shallow formations in the area, 26 of which had been completed.

     TransTexas also acquired mineral rights covering deeper Wilcox formations in Wharton County. TransTexas has drilled and completed four deeper wells in the area. The first such well, the Joel Hudgins #1, commenced production from the area on August 25, 1997 at a rate of 4 MMcfd.

     For the fiscal year ended January 31, 1998, TransTexas' Wharton County properties produced 3.7 Bcf (2.6 Bcf net) of natural gas, at an average net daily rate of 7 MMcfd. As of January 31, 1998, TransTexas held a 75% working interest in the shallow mineral rights in approximately 43,956 gross (22,049 net) acres in Wharton County and a 100% working interest in the deep mineral rights in approximately 3,123 gross (2,747 net) acres.

     Lodgepole, North Dakota. In late 1996, TransTexas announced the discovery of a Lodgepole formation oil field in Dickinson, North Dakota. As of January 31, 1998, TransTexas had drilled a total of 11 wells in the Lodgepole, three of which had been completed. For the fiscal year ended January 31, 1998, TransTexas' Lodgepole properties produced 684,007 barrels of crude oil (437,764 barrels net) at an average net daily rate of 1,199 Bpd. In January 1998, TransTexas sold its Lodgepole producing properties for a sales price of $19.1 million. As of January 31, 1998, TransTexas held an 80% average working interest in approximately 210,540 gross (96,111 net) acres in the Lodgepole trend.

     Other Areas. TransTexas has also made discoveries of natural gas and oil in other prospects in Texas, Louisiana and Mississippi that, as of January 31, 1998, are in the preliminary stages of development drilling but which management believes have the potential to add material reserves and production.

     TransTexas has entered into a separate venture with its Galveston Bay co-venturer covering prospects in South Louisiana. TransTexas owns a 25% working interest in a discovery well in Vermilion Parish that is currently being completed for production. TransTexas expects eventually to participate in more than 350 square miles of 3-D seismic data. As of January 31, 1998, TransTexas had identified eight individual exploration prospects in South Louisiana that it intends to drill and, as of January 31, 1998, owned a 50% working interest in 14,202 gross (10,094 net) acres.

     TransTexas owns an 82% working interest in 1,509 gross (1,407 net) acres in Brazoria County, Texas. As of January 31, 1998, TransTexas had drilled and was completing the initial test well and drilling a second well in an area adjacent to existing production areas.

     TransTexas owns a 100% working interest in 5,189 gross (2,691 net) acres in Chambers County, Texas. As of January 31, 1998, TransTexas had drilled five wells and completed three wells in Chambers County. TransTexas has conducted a 3-D seismic survey covering approximately 32 square miles that indicates multiple prospective drilling locations.

     TransTexas holds a 92% working interest in approximately 19,652 gross (19,409 net) acres in the Cuba Libre area of Webb County, Texas. For the fiscal year ended January 31, 1998, TransTexas produced 3.5 Bcf (2.5 Bcf net) at an average net daily rate of 7 MMcfd from a total of 20 wells drilled in Cuba Libre, of which 11 wells had been completed.

     TransTexas holds a 95% working interest in approximately 81,512 gross (58,216 net) acres in the La Grulla area of Starr County, Texas. As of January 31, 1998, TransTexas had drilled a total of 38 wells in La Grulla, of which 17 wells had been completed. For the fiscal year ended January 31, 1998, TransTexas' La Grulla properties produced 2.2 Bcf (1.6 Bcf net) at an average net daily rate of 4 MMcfd.

EXPLORATION AND PRODUCTION OPERATIONS

     The exploration and production activities of TransTexas consist of geological evaluation of current and prospective properties, the acquisition of mineral interests in prospects and the development and operation of leased properties for the production and sale of natural gas, condensate and crude oil. TransTexas focuses on adding proved reserves of at least 50 Bcfe per development area. TransTexas' technical staff consists of geologists, geophysicists and engineers whose assessment of drilling locations may be enhanced with the use of

3-D seismic workstations, which TransTexas owns and operates at its Houston headquarters. TransTexas' technical staff selects drilling locations based on the interpretation of available well data and 3-D and 2-D seismic data. TransTexas operates substantially all of its producing properties. TransTexas believes that this experience is especially important in south and coastal Texas, which are geologically complex.

     During the five years ended January 31, 1998, TransTexas completed approximately 72% of 613 wells drilled at an average finding cost of approximately $0.76 per Mcfe. As of January 31, 1998, TransTexas was drilling nine gross (nine net) wells. As of January 31, 1998, TransTexas had a total of 157 productive wells. TransTexas had a working interest in the following numbers of wells that were drilled during the periods indicated:

                                                                    SIX MONTHS
                                   YEAR ENDED JANUARY 31,              ENDED          YEAR ENDED
                               -------------------------------      JANUARY 31,        JULY 31,
                                   1998*             1997              1996              1995
                               -------------     -------------     -------------     -------------
                               GROSS     NET     GROSS     NET     GROSS     NET     GROSS     NET
                               -----     ---     -----     ---     -----     ---     -----     ---
Exploratory Wells(1):
  Productive(2)..............   13       11       36       33       12       11       13       13
  Non-Productive.............   16       14       45       41       13       12        7        6
  % Productive...............   45%      44%      44%      45%      48%      48%      65%      68%
Development Wells(1):
  Productive(2)..............   47       43       67       66       36       36       63       63
  Non-Productive.............   31       27        3        3        4        4       15       15
  % Productive...............   60%      61%      96%      96%      90%      90%      81%      81%

---------------

 *  Results for 1998 include the effect of the Lobo Sale.

(1) The number of net wells is the sum of the fractional working interests owned in gross wells.

(2) Productive wells consist of producing wells and wells capable of production, including gas wells awaiting pipeline connection. Wells that are completed in more than one producing zone are counted as one well.

  Net Production, Unit Prices, and Costs

     The following table sets forth information with respect to net production and average unit prices and costs for the periods indicated:

                                                                      SIX MONTHS
                                                                        ENDED
                                         YEAR ENDED JANUARY 31,      JANUARY 31,      YEAR ENDED
                                         -----------------------    --------------     JULY 31,
                                         1998*    1997     1996     1996     1995        1995
                                         -----    -----    -----    -----    -----    ----------
Production:
  Gas (Bcf) (1)........................   72.4    153.6    137.9     66.8     76.9      147.9
  NGLs (MMgals)........................   62.4    174.2    169.2     65.3    121.3      225.3
  Condensate and oil (MBbls)...........    619      604      543      258      354        638
Average sales prices:
  Gas (dry) (per Mcf)(2)...............  $2.09    $2.14    $1.51    $1.65    $1.41      $1.40
  NGLs (per gallon)....................    .29      .36      .27      .30      .27        .26
  Condensate and oil (per Bbl).........  19.20    21.54    17.76    17.39    16.50      17.22
Average lifting cost per Mcfe(3).......    .34      .29      .23      .23      .21        .21

---------------

 *  Results for 1998 include the effect of the Lobo Sale.

(1) Net gas production volumes for the years ended January 31, 1998 and 1997, include 7.3 Bcf and 32.0 Bcf delivered under volumetric production payments.

(2) Average prices for the years ended January 31, 1998 and 1997, include amounts delivered under volumetric production payments. The average gas price for TransTexas' undedicated production for these periods was $2.10 per Mcf and $2.39 per Mcf, respectively. Gas prices do not include the effect of hedging.

(3) Condensate and oil are converted to a common unit of measure on the basis of six Mcf of natural gas to one barrel of condensate or oil. The components of production costs may vary substantially among wells depending on the methods of recovery employed and other factors. The calculation of average lifting cost per Mcfe for the year ended January 31, 1998, includes volumes delivered to third parties under volumetric production payments.

DRILLING SERVICES DIVISION

     For the past 12 years, TransTexas has performed substantially all of its own drilling and oil field services through its drilling services division located in Laredo, Texas. Drilling services include drilling, workover and completion, as well as a variety of other support services required for the exploration and production of natural gas.

     Subsequent to the Lobo Sale, TransTexas' exploration and production activities are no longer concentrated in the Laredo area nor are they comparable to those historically conducted. Therefore, the utilization of a centrally-located drilling services operation in Laredo is no longer as efficient or cost-effective. Accordingly, TransTexas has engaged an investment banking firm to assist in the sale of the drilling services assets. TransTexas anticipates selling its oilfield stimulation, cementing and coiled tubing equipment and related facilities on or about April 30, 1998. TransTexas has also entered into a letter of intent to sell its drilling rigs. Discussions regarding the sale of TransTexas' remaining drilling services assets are being conducted.

     As of January 31, 1998, the assets of this division included 25 land drilling rigs, nine workover rigs and two fracture stimulation fleets. Complementary drilling, completion and workover equipment includes a ready-mix concrete plant, twin cementing trucks, a coiled tubing unit, a snubbing unit, electric line and logging units, slickline units, tag units and an extensive fleet of construction, inspection and other rolling stock. During the year ended January 31, 1998, TransTexas drilled 107 wells, substantially all of which were drilled by this division.

NATURAL GAS TRANSPORTATION AND PROCESSING

     As part of the Lobo Sale, TransTexas divested the majority of its pipeline assets. Effective March 1, 1997, TransTexas entered into two agreements with Lobo Pipeline Company for intrastate and interstate gas transportation from its Bob West North field to the Agua Dulce marketing hub or to the Exxon King Ranch Gas Plant for gas processing. The agreements are for a term of approximately 10 years and allow for the transportation of up to a combined total of 400 MMcfd. TransTexas has retained ownership of its pipeline systems within the Bob West North and Fandango South fields.

     TransTexas intends to enter into agreements for the gathering, transportation, processing and sale of natural gas produced from its Galveston Bay prospects. TransTexas has constructed approximately 3.2 miles of 20-inch pipeline from a platform located at State Tract 331 to interconnect with an existing 18-inch pipeline owned by Tejas Gas Pipeline, L.L.C. ("Tejas") in Texas State Tract Block 327. TransTexas and Tejas are currently negotiating gathering, transportation and purchase agreements.

     In 1996, TransTexas built a 24-inch pipeline for MidCon Texas Pipeline Corp. ("MidCon") that spans approximately 68 miles from the Bob West North field to MidCon's 30-inch pipeline in Webb County, Texas. Pursuant to a related agreement, TransTexas will earn a 37.5% interest in a 28-mile segment of the pipeline after five years.

     TransTexas believes that there is currently adequate pipeline transportation capacity for its hydrocarbon production in all of its operating areas. TransTexas intends to build additional pipeline capacity as future needs require. However, there can be no assurance that TransTexas will have funds available to build additional pipeline capacity.

     On June 23, 1997, TransTexas and Shell Midstream Enterprises, Inc. ("Shell") entered into a five-year gas processing agreement for the treatment of natural gas at Shell's Fandango Gas Plant which is expected to be operational by May 1, 1998. Pursuant to this agreement, TransTexas has committed to deliver 75 MMcfd for processing. The agreement also allows TransTexas to assign one-third of its commitment to a third party. A treating fee of $0.12 per Mcf will be paid by TransTexas subject to adjustment in certain circumstances.

NATURAL GAS MARKETING

     TransTexas sells its natural gas on the spot market on an interruptible basis or pursuant to long-term contracts at market prices. For the year ended January 31, 1998, three purchasers accounted for a total of 65% of the consolidated natural gas, condensate, NGLs and transportation revenues of TransTexas. TransTexas believes that the loss of any single purchaser would not have a material adverse effect on TransTexas due to the availability of other purchasers for TransTexas' production at comparable prices.

     In January 1997, TransTexas and Koch Energy Trading Inc. entered into a gas purchase contract pursuant to which TransTexas is required to deliver 25,000 MMBtu per day to a specified delivery point. The purchase price is determined by an industry index less $0.08 per MMBtu. Deliveries commenced on June 1, 1997 and are to continue through August 31, 1999.

HEDGING

     From time to time, TransTexas has entered into commodity price swap agreements (the "Hedge Agreements") to reduce its exposure to price risk in the spot market for natural gas. For the fiscal year ended January 31, 1998, TransTexas made net settlement payments totaling approximately $7.4 million to the counterparty pursuant to the Hedge Agreements. As of January 31, 1998, TransTexas had no outstanding Hedge Agreements or other derivative instruments. The Hedge Agreements were accounted for as hedges and, accordingly, any gains and losses were deferred and recognized in the respective month as physical volumes were sold.

COMPETITION

     TransTexas encounters significant competition from major oil and gas companies and independent operators in the acquisition of desirable undeveloped natural gas leases and in the sale of natural gas. Many of its competitors are large, well-established companies with substantially larger operating staffs and greater capital resources than TransTexas' and which, in many instances, have been engaged in the energy business for a much longer time than TransTexas.

     The primary bases for competition in the natural gas and oil exploration and production businesses are available capital and the costs involved in finding and developing gas and oil resources combined with commodity sales prices and market access.

EMPLOYEES

     As of January 31, 1998, TransTexas had approximately 2,500 employees, including approximately 2,300 field employees related to its natural gas exploration, production and drilling services businesses. TransTexas may engage the services of independent geological, engineering, land and other consultants from time to time. None of TransTexas' employees are parties to a collective bargaining agreement.

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

     The State of Texas (through the Texas Railroad Commission) and many other states require permits for drilling operations, drilling bonds and reports concerning operations, and impose other requirements related to the exploration and production of natural gas. Such states also have statutes or regulations addressing conservation matters, including provisions for the unitization or pooling of gas properties, the establishment of maximum rates of production from gas wells and the regulation of spacing, plugging and abandonment of such wells. The statutes and regulations of the State of Texas limit the rate at which natural gas can be produced from TransTexas' properties. Management believes that these statutes and regulations have not materially impacted TransTexas' results of operations; however, there can be no assurance that such statutes and regulations will not affect TransTexas' operating results in the future.

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

ENVIRONMENTAL MATTERS

     See Note 16 of Notes to Consolidated Financial Statements for a discussion of environmental matters affecting TransTexas.

BUSINESS OF TARC

  General

     TARC was formed in 1987 to hold and operate the refinery assets of TransAmerican and owns facilities for the refining and storage of crude oil and petroleum products. TARC's refinery is located in the Gulf Coast region along the Mississippi River, approximately 20 miles from New Orleans, Louisiana. TARC's business strategy is to modify, expand and reactivate its refinery and to maximize its gross refining margins by converting low-cost, heavy, sour crude oils into high-value, light petroleum products, including primarily gasoline and heating oil.

     In February 1995, TARC began a construction and expansion program (the "1995 Program") designed to reactivate the refinery and increase its complexity. From February 1, 1995 through May 1997, TARC spent approximately $251 million on the 1995 Program, procured a majority of the essential equipment required and completed substantially all of the process design engineering and a substantial portion of the remaining engineering necessary for its completion.

     In order to capitalize on the progress on the refinery made through its expenditures on the 1995 Program, in June 1997 TARC commenced a modified two-phase construction and expansion program (the "Capital Improvement Program"). TARC spent approximately $215 million on the Capital Improvement Program during the period between June 1997 and January 31, 1998. The design and estimated timing and cost of the Capital Improvement Program are based on substantial input from several engineering and construction firms which have been engaged to perform design engineering and construction management services.

     Phase I of the Capital Improvement Program includes the completion and start-up of several units, including the Delayed Coking Unit, one of the refinery's major conversion units. Phase II of the Capital Improvement Program includes the completion and start-up of the Fluid Catalytic Cracking Unit utilizing state-of-the-art MSCC(SM) technology and the installation of additional equipment expected to further improve operating margins by allowing for a significant increase in the refinery's capacity to produce gasoline. After completion of the Capital Improvement Program, TARC will own and operate one of the largest independent refineries in the Gulf Coast region, with a replacement cost estimated by management to be approximately $1.4 billion. TARC currently believes that the costs of construction of the refinery will exceed the budget established in June 1997, but that sufficient cash will be available to fund such costs. See "-- Capital Improvement Program -- Capital Budget Status" and "-- Completion Status." The foregoing estimates, as well as other estimates and projections herein, are subject to substantial revision upon the occurrence of future events, such as unavailability of financing, engineering problems, work stoppages and cost overruns, over which TARC may not have any control, and there can be no assurance that any such projections or estimates will prove accurate.

INDUSTRY OVERVIEW

     Total growth in United States refining capacity has remained very low over the past several years. Over the same period, however, demand for refined products has increased. As a result, capacity utilization has increased to approximately 95.0% in 1997 from approximately 83.1% in 1987. The refinery utilization rate is an important factor in achieving and maintaining refining profitability. Management of TARC believes that over the next several years domestic demand for refined products will continue to increase while refining capacity growth will remain slow, causing United States refining utilization rates to remain high. These factors, if sustained, would likely result in an increased demand for product imports into the United States. Management believes that these factors, together with relatively low prices expected by it for heavy, sour crude oil, should have a positive effect on TARC's refining margins.

                           DOMESTIC REFINING CAPACITY
               UTILIZATION RATES, AND DEMAND FOR REFINED PRODUCTS

                                             1987   1988   1989   1990   1991   1992   1993   1994   1995   1996   1997
                                             ----   ----   ----   ----   ----   ----   ----   ----   ----   ----   ----
Capacity (MMBpd)...........................  15.6   15.9   15.6   15.6   15.7   15.7   15.1   15.0   15.4   15.3   15.5
Utilization................................  83.1%  84.7%  86.6%  87.1%  86.0%  87.9%  91.5%  92.6%  91.9%  93.5%  95.0%
Demand for refined products (MMBpd)........  16.7   17.3   17.3   17.0   16.7   17.0   17.2   17.7   17.7   18.2   18.6

---------------

Source: Energy Information Administration.

CURRENT OPERATIONS

     The No. 2 Vacuum Unit was operated intermittently between March 1994 and January 1997. Modifications and tie-ins to the No. 2 Crude Unit have been completed. Although both units are operational, TARC is not currently operating these units due to low operating margins obtainable for these units on a stand-alone basis.

     The following is a brief description of TARC's No. 2 Vacuum Unit and No. 2 Crude Unit:

     No. 2 Vacuum Unit. TARC believes that the No. 2 Vacuum Unit has a capacity in excess of 200,000 Bpd. TARC reactivated the No. 2 Vacuum Unit in March 1994. The No. 2 Vacuum Unit is designed to process atmospheric tower bottoms into VGO and, with the addition of cutterstocks, into No. 6 residual fuel oil. When the No. 2 Crude Unit is placed into operation, the No. 2 Vacuum Unit will process bottoms from the No. 2 Crude Unit. When the Delayed Coking Unit is complete, the No. 2 Vacuum Unit tower bottoms are expected to be processed through the Delayed Coking Unit into lighter, more valuable products. Upon completion of Phase II, VGO is expected to be upgraded in the Fluid Catalytic Cracking Unit to gasoline and No. 2 fuel oil.

     No. 2 Crude Unit. The No. 2 Crude Unit was designed to process heavy, sour crude oil and previously has demonstrated a capacity of 175,000 Bpd. Upon completion of the Capital Improvement Program, the No. 2 Crude Unit is expected to process up to 200,000 Bpd of a mix of crude oils into naphtha, kerosene, No. 2 fuel oil, atmospheric gas oil and atmospheric residual oil.

CAPITAL IMPROVEMENT PROGRAM

     The Capital Improvement Program is designed to increase the capacity and complexity of the refinery. The most significant projects include: (i) converting the visbreaker unit into a delayed coking unit to process vacuum tower bottoms into lighter petroleum products, (ii) modernizing and upgrading a fluid catalytic cracking unit to increase gasoline production capacity and allow the direct processing of low cost atmospheric residual feedstocks and (iii) upgrading and expanding hydrotreating, alkylation and sulfur recovery units to increase sour crude processing capacity. In addition, TARC plans to expand, modify and add other processing units, tankage and offsite facilities as part of the Capital Improvement Program. The Capital Improvement Program includes expenditures necessary to ensure that the refinery is in compliance with certain existing air and water discharge regulations and that gasoline produced will comply with federal standards. TARC is acting and will act as general contractor, but has engaged a number of specialty consultants and engineering and construction firms to assist TARC in completing the individual projects that comprise the Capital Improvement Program. Each of these firms was selected because of its specialized expertise in a particular process or unit integral to the Capital Improvement Program.

     The Capital Improvement Program will be executed in two phases, described as follows:

  Phase I

     Phase I includes the Delayed Coking Unit, the HDS Unit, the Naphtha Pretreater, the No. 2 Reformer, the Sulfur Recovery System and the supporting Offsite Facilities. Completion of Phase I, along with the Crude and Vacuum Units, will enable the refinery to process heavy crude and other purchased feedstocks into finished and intermediate products. Products from this phase are expected to include NGLs, naphtha, conventional gasoline, No. 2 fuel oil, VGO, sulfur and petroleum coke. The following is a brief description of the units and offsite facilities that are scheduled to be added or improved during Phase I and TARC's plans and expectations therefor:

     Delayed Coking Unit. TARC's Visbreaking Unit is being converted to a Delayed Coking Unit. The process engineering for this conversion has been completed by ABB Lummus Crest Inc. Detailed design engineering has been completed and all major equipment has been purchased and installed. Fluor Daniel, Inc. is managing the construction, which consists primarily of the installation of piping and instrumentation systems. The Delayed Coking Unit is expected to be able to process approximately 75,000 Bpd of vacuum tower bottoms produced from the No. 2 Vacuum Unit. Products from this unit will include light gas, naphtha, coker distillate, and coker gas oil, which can all be further upgraded by TARC's refinery or sold to other refiners for upgrading. Petroleum coke will be produced as a by-product of the coking process.

     Naphtha Pretreater. TARC has purchased a used naphtha pretreater, which it has disassembled and moved to the refinery site. Recent inspection of the used piping in the naphtha pretreater indicates that a majority of it will need to be replaced. Upon re-assembly, this unit will produce desulfurized heavy naphtha, to be processed by the No. 2 Reformer into reformate for blending into gasoline, and light naphtha for gasoline blending or sales. The Naphtha Pretreater is designed to process up to 30,000 Bpd of naphtha feedstock produced by the No. 2 Crude Unit and the Delayed Coking Unit.

     No. 2 Reformer. The No. 2 Reformer was purchased by TARC's predecessor and relocated to the refinery during the 1980s expansion. Although re-assembly is not complete, all major equipment is installed. Field construction will include reconditioning of equipment plus installation of piping and instrumentation systems. The No. 2 Reformer will process desulfurized heavy naphtha to raise its octane level to that suitable for gasoline blending. The unit is designed to process up to 12,000 Bpd of feedstock to produce high octane reformate for gasoline blending. This unit will also provide a portion of the hydrogen required for operation of the Naphtha Pretreater and the HDS Unit.

     Hydrodesulfurization (HDS) Unit. In the early 1980s, TARC's predecessor designed and commenced construction of a two-train distillate HDS Unit with a common fractionation section. During Phase I, TARC will install two new reactors, both of which have been purchased and delivered, and add another fractionation section to permit independent operation of both trains. Other major equipment required is in place. When completed, each train will be capable of treating either distillate or VGO depending on unit or product requirements.

     Sulfur Recovery System. Sulfur is captured in various refining processes, primarily cracking and hydrodesulfurization, in the form of hydrogen sulfide which is absorbed into an amine solution or into sour water streams. The hydrogen sulfide is stripped from these streams and processed in a series of reactors into elemental sulfur. TARC will reactivate and expand an existing sulfur unit to a capacity of 150 LT/D and construct a 220 LT/D unit, and construct ancillary facilities to support these units. These plants will have a combined base capacity of 370 LT/D of sulfur, which can be increased to 510 LT/D of sulfur with standard oxygen enrichment.

     Offsite Facilities/Tankage. TARC will add steam-generating capacity, air compression equipment and new electrical equipment during Phase I. A marine vapor recovery system will also be installed at the terminal docks. TARC is adding equipment necessary to load petroleum coke at one of its docks. TARC is performing the engineering on these facilities with support from specialty engineering firms such as River Consulting Inc., Lanier and Associates, ABB Combustion Engineering Systems and RPM Engineering Inc. TARC has purchased an adjacent storage terminal to provide additional storage. Pressurized tanks with a storage capacity of 127,500 barrels will be constructed for LPG and butane.

     Other. Additional equipment will be installed to enhance waste water treatment and reduce the generation of solid waste. TARC has commenced Hazardous Operation ("HAZOP") analyses of the refinery process units as required by Occupational Safety and Health Administration ("OSHA") regulations.

  Phase II

     Phase II includes the FCC Unit, FCC Upgrades, Alkylation Unit and some additional Offsite Facilities. Startup of these facilities will increase the refinery's output of higher margin finished products, primarily gasoline and No. 2 fuel oil. TARC anticipates that, following completion of Phase II, it will have the capacity to process in excess of 200,000 Bpd of combined heavy, sour crude oil and atmospheric residual oil. The following is a brief description of the units and offsite facilities that are scheduled to be added or improved during Phase II and TARC's plans and expectations therefor:

     Fluid Catalytic Cracking (FCC) Unit. TARC's FCC Unit will process gas oil feedstocks directly from the No. 2 Crude Unit, the No. 2 Vacuum Unit, the Delayed Coking Unit, or from outside purchases of VGO or atmospheric residual oil. Before being fed to the FCC Unit, some of the VGO will be desulfurized in the HDS Unit in order to meet environmental guidelines and improve product quality from the FCC Unit. Modernization of the FCC Unit includes reconfiguration of the fractionation plant.

     The FCC Unit will have an initial capacity of 100,000 Bpd and will incorporate the state-of-the-art MSCC(SM) technology licensed by UOP, formerly Universal Oil Products ("UOP"). The MSCC(SM) technology is currently being used at a major U.S. refinery. TARC believes that this technology will improve product yields and quality in comparison to conventional catalytic cracking processes. TARC also plans to add a catalyst cooler, which will make the unit capable of processing significant quantities of atmospheric residual feedstocks.

     The FCC Unit will produce refinery fuel, propane, butane, light olefins, gasoline blendstock, No. 2 fuel oil, and a residual product (decant/slurry oil). Light olefins will be processed in the Alkylation Unit for further upgrade. Other materials will be blended to finished products or consumed in the refinery.

     Process engineering for the MSCC(SM) technology has been completed by UOP. Raytheon Engineers and Constructors Inc. ("Raytheon") is providing detailed design engineering and is managing construction of the FCC Unit. All major equipment has been procured, delivered and erected.

     FCC Flue Gas Scrubber. TARC plans to install a scrubber for the FCC flue gases to reduce particulate and sulfur dioxide emissions. The flue gas scrubber has been designed and fabricated by Belco Technologies Inc., and is being erected under a fixed price contract.

     Alkylation Unit. Light olefins from the FCC Unit are converted to high octane gasoline blendstock (alkylate) in the Alkylation Unit. Alkylate is a relatively clean burning fuel component important in the production of environmentally sensitive gasolines. The Alkylation Unit will be reactivated and expanded to an ultimate capacity of approximately 26,000 Bpd of alkylate product by installing four new contactors and two new settlers designed by Stratco Inc. and a new refrigeration system. Remaining work includes inspection and testing of the equipment in the existing unit and installation of a new electronic instrumentation system. Fluor Daniel is providing engineering and construction management services for this work.

     Offsite Facilities/Tankage. Additional capacity will be installed for cooling water, steam, plant air, instrument air and electrical distribution. Construction of nine tanks, with aggregate capacity of one million barrels, will be completed. Other piping, electrical and instrumentation equipment will be installed to connect the Phase II process units with the refinery and new storage tanks.

     Other. TARC is required to perform HAZOP analysis of the refinery process units added during Phase II as required by OSHA regulations.

  Capital Budget and Expenditures

     The following table sets forth certain information with respect to the Capital Improvement Program, including the budget as of June 13, 1997 and expenditures as of January 31, 1998.

                                                  BUDGET         EXPENDITURES TO      DAILY
                                              TO COMPLETE(1)   JANUARY 31, 1998(2)   CAPACITY
                                              --------------   -------------------   --------
                                               (DOLLARS IN         (DOLLARS IN
                                                MILLIONS)           MILLIONS)         (BPD)
PHASE I:
  Crude Unit................................       $  3              $  3.7          200,000
  Delayed Coking Unit.......................         27                45.2           75,000
  Naphtha Pretreater........................         12                 7.1           30,000
  No. 2 Reformer............................          9                 0.7           12,000
  HDS Unit..................................         24                11.8           60,000
  Sulfur Recovery System....................         53                23.8              370(4)
  Offsite Facilities/Tankage................         46                33.3              N/A
  Other.....................................          3                 0.4              N/A
  Engineering and Administrative............          7                 8.0              N/A
  Contingencies(3)..........................         39                  --              N/A
                                                   ----              ------
          Total Phase I.....................        223               134.0
                                                   ----              ------
PHASE II:
  FCC Unit..................................        115                67.9          100,000
  FCC Flue Gas Scrubber.....................         14                 5.5              N/A
  Alkylation Unit...........................         24                 6.6           26,000
  Offsite Facilities/Tankage................         26                 1.0              N/A
  Other.....................................          2                  --              N/A
  Engineering and Administrative............          3                  --              N/A
  Contingencies(3)..........................         20                  --              N/A
                                                   ----              ------
          Total Phase II....................        204                81.0
                                                   ----              ------
          Total Phase I and Phase II........       $427              $215.0
                                                   ====              ======

---------------

(1) Budget as of June 13, 1997 for estimated expenditures from June 13, 1997 to completion. See "-- Capital Budget Status."

(2) From June 13, 1997 through January 31, 1998.

(3) To the extent expenditures have exceeded or are expected to exceed the approved capital budget for a unit or units, the contingencies portion of the budget is allocated to specific units. As of January 31, 1998, the entire contingencies portion of the budget has been allocated to specific units.

(4) Units are LT/D. Capacity can be increased to 510 LT/D with oxygen enrichment.

CAPITAL BUDGET STATUS

     As of April 30, 1998, TARC was in the process of preparing information for the Construction Supervisor in connection with the Construction Supervisor's bimonthly report, to be finalized by the Construction Supervisor in May. TARC believes that the report will indicate the necessity for expenditures in excess of the budget of up to approximately $45 million, of which approximately $30 million will be allocated to Phase I. These estimates are preliminary, and may change in the May report. Cash available in the TARC Disbursement Account is sufficient to fund the projected remaining costs of Phase I. Although there can be no assurance, TARC believes that cash available in the TARC Disbursement Account, other cash on hand (exclusive of any proceeds of the issuance of Port Commission Bonds, discussed below), and anticipated cash flow from operation of certain Phase I units will be sufficient to fund the projected remaining costs of Phase II.

COMPLETION STATUS

     TARC anticipates Mechanical Completion of the Delayed Coking Unit, the HDS Unit and the related portion of the Sulfur Recovery System in May 1998. Upon Mechanical Completion of these units, TARC will be able to purchase feedstocks using funds in the TARC Disbursement Account reserved for such purpose. TARC believes that the remainder of Phase I (other than the No. 2 Reformer) will reach Mechanical Completion during the second quarter of fiscal 1999. TARC intends to defer additional expenditures on the No. 2 Reformer until the fourth quarter of fiscal 1999, ending January 31, 1999. TARC expects to complete both Phase I and Phase II in advance of the Phase I completion date required by the TEC Notes Indenture.

PORT COMMISSION BONDS

     TARC and the South Louisiana Port Commission ("Port Commission") have entered into a preliminary agreement for the issuance of revenue bonds which, if issued, are expected to provide net proceeds to TARC of approximately $50 million. Of such proceeds, TARC anticipates that approximately $35 million would be available to fund construction of facilities included in the Capital Improvement Program budget. The Port Commission would own a coke handling system and certain tank storage and dock facilities. TARC would operate such facilities pursuant to a long-term (25-year) lease. TARC is currently working with an underwriter to structure an offering of revenue bonds pursuant to this preliminary agreement. There can be no assurance, however, that the issuance of any such tax-exempt bonds will occur.

FEEDSTOCK FINANCING ARRANGEMENTS AND PROCESSING AGREEMENTS

     During periods of limited operations, TARC has entered into financing arrangements in order to maintain an available supply of feedstocks. Typically, TARC entered into an agreement with a third party to acquire a cargo of feedstock scheduled for delivery to TARC's refinery. TARC paid through the third party all transportation costs, related taxes and duties and letter of credit fees for the cargo, plus a negotiated commission. Prior to arrival at the refinery, another third party purchased the cargo, and TARC committed to purchase, at a later date, the cargo at an agreed price plus commission and costs. TARC also placed margin deposits with the third party to permit the third party to hedge its price risk. TARC purchased these cargos in quantities sufficient to maintain expected operations and was obligated to purchase all of the cargos delivered pursuant to these arrangements. In the event the refinery was not operating, these cargos could be sold on the spot market.

     In April 1996, TARC entered into a processing agreement with a third party to process feedstocks. Under the terms of the agreement, the processing fee earned by TARC is based on the margin, if any, earned by the third party from product sales, after deducting all of its related costs such as feedstock acquisition, hedging, transportation, processing and inspections plus a commission for each barrel processed. As of January 31, 1998, TARC has processed
6.4 million barrels of feedstocks under this agreement. TARC also entered into processing agreements with this third party to process approximately 1.1 million barrels of the third party's feedstocks for a fixed price per barrel. For the years ended January 31, 1998 and 1997, TARC recorded income (loss) from processing agreements of $1.4 million and $(7.1) million, respectively. As of January 31, 1998 and 1997, TARC was storing approximately 0.7 million and 1.0 million barrels, respectively, of feedstock and intermediate or refined products pursuant to these processing agreements. Included in the 0.7 million barrels of product stored at the refinery as of January 31, 1998, is approximately 0.6 million barrels of feedstock owned by a third party related to a purchase commitment entered into in April 1997. For the year ended January 31, 1998, TARC incurred a loss of approximately $7.8 million related to this purchase commitment.

PRICE MANAGEMENT ACTIVITIES

     In order to mitigate the commodity price risks associated with the refining business, TARC has previously entered, and may in the future enter, into futures contracts, options on futures, swap agreements and forward sale agreements commensurate with its inventory levels and feedstock requirements and as permitted under TARC's debt instruments. If TARC believes it can capitalize on favorable market conditions, it will attempt to utilize the futures market to fix a portion of its crude oil costs and refined products values. This hedging strategy is designed to retain the value of a portion of its work-in-process inventory.

CRUDE OIL AND FEEDSTOCK SUPPLY

     TARC has no crude oil reserves and is not engaged in the exploration for crude oil. TARC plans to obtain all its crude oil requirements from unaffiliated sources. Although TARC currently has no long-term supply contracts, it has entered into negotiations with a major supplier of heavy, sour crude oil and is in discussions with two other suppliers. TARC expects to be able to purchase feedstocks on the spot market as needed and believes that it will have access to adequate supplies of crude oil it intends to process; however, there can be no assurance that such supplies will be available on favorable terms.

     Crude oil prices are affected by a variety of factors that are beyond the control of TARC. The principal factors currently influencing prices include the pricing and production policies of members of the Organization of Petroleum Exporting Countries, the availability to world markets of production from Kuwait, Iraq and Russia and the worldwide and domestic demand for oil and refined products. Oil pricing will continue to be unpredictable and greatly influenced by governmental and political forces.

     The refinery has a variety of available options for the receipt of feedstocks. The Mississippi River permits delivery of feedstocks from both barge and ocean-going vessels. TARC has four ship docks and a barge dock on the Mississippi River. TARC's title to and continued use of these facilities is subject to the rights of the government and public use. TARC's ship dock can accommodate 100,000 deadweight ton ("dwt") tankers that draw less than 45 feet of water, or up to 200,000 dwt tankers that have been partially offloaded and draw less than 45 feet of water. The barge dock provides access to smaller cargos of intermediate feedstocks such as VGOs or atmospheric residuals. Additionally, TARC is connected to a Shell Oil Company ("Shell") crude pipeline that provides access to Louisiana Offshore Oil Port's 24-inch pipeline network, thereby permitting TARC to receive large quantities of foreign crude oil. This pipeline also provides access to Louisiana and other domestic crudes.

PRODUCT DISTRIBUTION

     TARC currently has no long-term sales contracts. Major market areas for TARC's refined products will include the Gulf Coast region, the Mississippi River Valley and the East Coast of the United States, as well as foreign markets. TARC's refined products will be transported by pipeline, rail tanker, ocean-going vessel and tank truck. TARC's refinery is connected, through third-party pipelines, to two major Gulf Coast common carrier pipelines, the Colonial and the Plantation, which will permit transportation of the refinery's products to East Coast markets. Products can be discharged into these pipelines at rates of up to 15,000 Bbls per hour. TARC is also connected to several pipelines designed to transfer refined products to a nearby refinery operated by Shell. Railroad lines serve the refinery and adjacent industries. TARC's barge and ship docks provide access to the Mississippi River and the intracoastal waterway.

TANK STORAGE ACQUISITION

     On September 9, 1997, TARC acquired tank storage facilities and property located adjacent to TARC's refinery for $40 million. The acquired assets included approximately 5.5 million barrels of tank storage capacity for crude oil, feedstocks and finished products, and three docks on the Mississippi River, as well as almost 500 acres of undeveloped wetlands. TARC is integrating the tank storage and terminal facilities with its refinery offsites systems and is leasing to other persons storage that is not needed for its own operations.

FOREIGN TRADE ZONE

     The refinery is approved for purposes of processing foreign crude to operate as a foreign trade zone. This allows the refinery to realize the benefits of processing foreign crude and exporting the products duty free or deferring the duty on products sold domestically.

INSURANCE

     TARC maintains insurance in accordance with customary industry practices to cover some, but not all, risks. TARC currently maintains property insurance for the refinery in an amount and with deductibles that management believes will allow TARC to survive damage to the refinery. TARC plans to increase insurance coverage amounts from time to time as it completes certain portions of the Capital Improvement Program.

SEASONALITY

     TARC anticipates that its operations will be subject to significant fluctuations in seasonal demand. In TARC's markets, demand for gasoline is typically higher during the first and second quarters of TARC's fiscal year. During winter months, demand for heating oil increases. The refinery is designed, upon completion of the Capital Improvement Program, to change its product yields to take advantage of seasonal demands.

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

COMPETITION

     The industry in which TARC operates is highly competitive. TARC primarily competes with refiners in the Gulf Coast region, many of which are owned by large, integrated oil companies which, because of their more diverse operations, stronger capitalizations or crude oil supply arrangements, are better able than TARC to withstand volatile industry conditions, including shortages or excesses of crude oil or refined products or intense price competition. The principal competitive factors affecting TARC's refining operations are the quality, quantity and delivered costs of crude oil and other refinery feedstocks, refinery processing efficiency, mix of refined products, refined product prices and the cost of delivering refined products to markets. Competition also exists between the petroleum refining industry and other industries supplying energy and fuel to industrial, commercial and individual consumers.

EMPLOYEES

     As of January 31, 1998, TARC had approximately 450 employees and will employ additional personnel as required by its operations and may engage the services of engineering and other consultants from time to time. Currently, none of TARC's employees is a party to a collective bargaining agreement.

     Since July 1994, Southeast Louisiana Contractors of Norco, Inc. ("Southeast Contractors"), a subsidiary of TransAmerican, has provided construction personnel to TARC in connection with construction at the refinery. Southeast Contractors will continue to provide construction personnel to TARC as required to implement the Capital Improvement Program. These construction workers are temporary employees, and the number and composition of the workforce will vary throughout the reactivation of the refinery during the Capital Improvement Program. Southeast Contractors charges TARC for the direct costs it incurs, which consist solely of employee payroll and benefits plus administrative costs and fees. Such administrative costs and fees charged to TARC may be up to $2 million per year. As of January 31, 1998, Southeast Contractors was providing approximately 2,500 construction workers to TARC. The Equal Employment Opportunity

Commission (the "EEOC") has initiated an investigation into the employment practices of TARC and Southeast Contractors alleging discriminatory hiring and promotion practices. See "-- Legal Proceedings."

ENVIRONMENTAL MATTERS

     See Note 16 of Notes to Consolidated Financial Statements for a discussion of environmental matters affecting TARC.

OTHER GOVERNMENTAL REGULATIONS

     TARC must also comply with federal and state laws and regulations promulgated by the Department of Transportation for the movement of volatile and flammable materials, the U.S. Coast Guard for marine operations and oil spill prevention and the Occupational Safety and Health Administration ("OSHA") for worker and job site safety. To comply with OSHA regulations, TARC must conduct extensive Process Safety Management and Hazardous Operations reviews prior to placing units into service. TARC has budgeted funds in the Capital Improvement Program to comply with all of these requirements.

ITEM 2. PROPERTIES

ACREAGE

     The following table sets forth TransTexas' total developed and undeveloped acreage and productive wells as of January 31, 1998:

                                                         DEVELOPED   UNDEVELOPED   PRODUCTIVE
                                                          ACREAGE      ACREAGE      WELLS(1)
                                                         ---------   -----------   ----------
Gross..................................................   18,700       630,384        157
Net(2).................................................   15,932       430,618        134

---------------

(1) Of the total productive wells, 149 gross (132 net) were gas wells and 8 gross (2 net) were oil wells. As of January 31, 1998, TransTexas had interests in 6 productive wells which had multiple completions.

(2) The number of net acres and net wells is the sum of the fractional working interests owned in gross acres and gross wells, respectively.

     TARC owns the approximately 457-acre site on which the refinery and tank storage facility are located. TARC also owns approximately 500 acres of wetlands adjacent to the refinery site. TARC leases office space in Houston, Texas from TransTexas.

RESERVES

     The following table sets forth certain information with respect to TransTexas' proved reserves and the present value (discounted at 10%) of estimated future net revenues before income taxes, as estimated by Netherland, Sewell & Associates, Inc. ("Netherland, Sewell"), TransTexas' independent petroleum engineers, as of the dates indicated. See Note 18 of Notes to Consolidated Financial Statements for additional information regarding TransTexas' proved reserves at February 1, 1998.

                                                                 FEBRUARY 1,
                                                      ----------------------------------
                                                       1998*        1997         1996
                                                      --------   ----------   ----------
                                                            (DOLLARS IN THOUSANDS)
Proved Developed Reserves:
  Gas (MMcf)(1).....................................   134,258      381,527      425,317
  Condensate and oil (MBbls)........................     4,230        2,388          880
  Estimated future net revenues(2)..................  $228,932   $  951,435   $  572,882
  Present value of estimated future net revenues
     discounted at 10%(2)...........................  $173,832   $  683,282   $  416,205

                                                                 FEBRUARY 1,
                                                      ----------------------------------
                                                       1998*        1997         1996
                                                      --------   ----------   ----------
                                                            (DOLLARS IN THOUSANDS)
Proved Undeveloped Reserves:
  Gas (MMcf)........................................   214,430      538,191      713,810
  Condensate and oil (MBbls)........................    11,680        3,350        2,023
  Estimated future net revenues(2)..................  $316,420   $1,133,754   $  686,423
  Present value of estimated future net revenues
     discounted at 10%(2)...........................  $221,841   $  765,786   $  391,857
Total Proved Reserves:
  Gas (MMcf)(1).....................................   348,688      919,718    1,139,127
  Condensate and oil (MBbls)........................    15,910        5,738        2,903
  Estimated future net revenues(2)..................  $545,352   $2,085,187   $1,259,305
  Present value of estimated future net revenues
     discounted at 10%(2)...........................  $395,673   $1,449,068   $  808,062

---------------

 *  Results for 1998 include the effect of the Lobo Sale.

(1) Excludes approximately 47 Bcf and 43 Bcf as of February 1, 1997 and 1996, respectively, attributable to volumetric production payments.

(2) Before income taxes.

     In accordance with applicable guidelines of the Securities and Exchange Commission, the estimates of TransTexas' proved reserves and future net revenues are made using gas, condensate and oil sales prices in effect as of the date of such reserve estimates and are held constant throughout the life of the properties (except for fixed and determinable price escalations as provided by contract). Estimated quantities of proved reserves and future net revenues are affected by changes in gas, condensate and oil prices, which have fluctuated widely in recent years. From time to time, TransTexas enters into hedging transactions to mitigate a portion of such natural gas price volatility. As of February 1, 1998, 1997 and 1996, the period end sales prices used for purposes of estimating TransTexas' proved reserves and the future net revenues from those reserves were $1.96, $3.17 and $1.95 per Mcf of gas, respectively, and $13.54, $23.99 and $18.34 per Bbl of condensate and crude oil, respectively.

     Proved reserves are the estimated quantities of natural gas, condensate and oil that geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. Proved developed reserves are proved reserves that can be expected to be recovered through existing wells with existing equipment and operating methods. The estimation of reserves requires substantial judgment on the part of petroleum engineers, resulting in imprecise determinations, particularly with respect to recent discoveries. The accuracy of any reserve estimate depends on the quality of available data and engineering and geological interpretation and judgment. Results of drilling, testing and production after the date of the estimate may result in revisions of the estimate. Accordingly, estimates of reserves are often materially different from the quantities of natural gas, condensate and oil that are ultimately recovered, and these estimates will change as future production and development information becomes available. The reserve data represent estimates only and should not be construed as being exact.

     In computing this data, assumptions and estimates have been used, and TransTexas cautions against viewing this information as a forecast of future economic conditions. The future net revenues are determined by using estimated quantities of proved reserves and the periods in which they are expected to be developed and produced based on economic conditions at the date of the estimates. The estimated future production is based on prices in effect at the date of the estimates, except where fixed and determinable price escalations are provided by contract. The resulting estimated future gross revenues are reduced by estimated future costs to develop and produce the proved reserves based on cost levels in effect at the date of the estimates. Such costs exclude debt service, income taxes and general and administrative expenses (except to the extent such general and administrative expenses constitute overhead costs incurred at the district or field level that are allowed under joint operating agreements). The present value of proved reserves set forth herein should not be construed as the current market value of the estimated proved reserves attributable to TransTexas' properties.

TITLE TO PROPERTIES

     As is customary in the oil and gas industry, TransTexas performs only a preliminary title investigation before leasing undeveloped properties. Accordingly, working interest percentages and gross and net acreage amounts for undeveloped properties are preliminary. However, a title opinion is obtained before the commencement of drilling operations and any material defects in title are remedied prior to the time actual drilling of a well on the lease is commenced. TransTexas believes that it has satisfactory title to developed properties in accordance with standards generally accepted in the oil and gas industry. TransTexas' properties are subject to customary royalty interests, liens incident to operating agreements, liens for current taxes and other burdens, which TransTexas believes do not materially interfere with the use of or affect the value of such properties. In addition, several litigants against TransTexas have filed claims that affect certain of TransTexas' properties. TransTexas does not expect these claims to interfere with the use of, or affect the value of, its properties in any material way.

TITLE INSURANCE

     TARC has obtained a lender's title insurance policy in the amount of $859 million for the benefit of the Trustee under the TEC Notes Indenture (the "Trustee") to insure against certain claims made against title to the refinery parcel site. The title insurance policy is reinsured through various title insurance companies in the United States. The ability to successfully recover under the policy is dependent on the creditworthiness of the title company and its reinsurers at the time of the claim and any defenses that the title insurers and its reinsurers may have. The title insurance policy does not insure TARC or the Trustee for defects, liens, encumbrances, adverse claims or other matters known to TARC that affect the validity of the mortgage or title to the refinery. There can be no assurance that the amount of title insurance will be sufficient to cover any losses incurred by TARC or the Trustee as a result of a title defect impairing the ability to use the refinery site or that the title insurers will be able to fulfill their financial obligations under the title insurance policy. The title insurance policy contains customary exceptions to coverage, including taxes not yet due and payable, riparian rights and numerous servitudes, rights of way, rights of access and other encroachments in favor of utilities, railroads, pipelines and adjacent refineries and tank farms, as well as exceptions for (i) government claims with respect to, and public rights to use, TARC's property located between the Mississippi River and the road upon which pipe racks and TARC's docking facilities are located, (ii) a right of first refusal in favor of an adjacent landowner with respect to a certain portion of property which, in the event exercised, may require TARC to relocate at its expense certain pipelines that connect various refinery parcels, (iii) tax benefits that have been conveyed to certain tax lessors, (iv) the priority of liens that may be filed by materialmen and mechanics in connection with the Capital Improvement Program and (v) any rights of creditors pursuant to federal or state bankruptcy and insolvency laws, which rights may affect the enforceability of the mortgage securing the TARC Intercompany Loan.

ITEM 3. LEGAL PROCEEDINGS

     See Notes 16 and 17 of Notes to Consolidated Financial Statements for information concerning legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of securityholders during the three months ended January 31, 1998.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     There is no established public trading market for TEC's common stock. On April 30, 1998, there was one holder of TEC's common stock.

     TEC has not paid any cash dividends on its capital stock since inception. TEC's ability to pay dividends is restricted by TEC's debt instruments and will depend in part upon TEC's debt levels. In determining whether to declare and pay a dividend, the Board of Directors will consider various other factors, including TEC's capital requirements and financial condition.

ITEM 6. SELECTED FINANCIAL DATA

     On January 30, 1996, the Company changed its fiscal year end for financial reporting purposes to January 31, from July 31. The following table sets forth selected financial data of the Company as of and for each of the three years ended January 31, 1998, the six months ended January 31, 1996 and 1995 and each of the three years ended July 31, 1995. Data for the years ended July 31, 1994 and 1993 represents the combined financial data of TransTexas and TARC. This data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements and notes thereto. The financial data for the fiscal year ended July 31, 1993 represent the results of operations and financial position of the Company prior to the reactivation of TARC's refinery. During these periods, TARC had only maintenance expenses and lease income for storage facilities. The data for subsequent periods reflects limited operations of the refinery. The Company does not consider its subsidiaries' historical results to be indicative of future results.

                                                                        SIX MONTHS ENDED
                                       YEAR ENDED JANUARY 31,              JANUARY 31,             YEAR ENDED JULY 31,
                                 -----------------------------------   -------------------   -------------------------------
                                   1998         1997         1996        1996       1995       1995        1994       1993
                                 ---------    ---------    ---------   --------   --------   ---------   --------   --------
                                                   (IN THOUSANDS OF DOLLARS, EXCEPT FOR PER SHARE AMOUNTS)
STATEMENT OF OPERATIONS DATA:
  Gas, condensate and NGL
    revenues...................  $ 164,172    $ 360,740    $ 254,275   $123,253   $142,070   $ 273,092   $300,210   $294,753
  Refining revenues............         --       10,857      176,229    107,237     71,035     140,027    174,143         --
  Transportation revenues......     12,055       34,423       33,518     15,892     19,161      36,787     33,240     30,816
  Gain on sale of assets.......    543,365        7,856          474        474         --          --         --         --
  Other revenues...............      6,141          297          361        127        603         837      3,192      5,425
                                 ---------    ---------    ---------   --------   --------   ---------   --------   --------
        Total revenues.........    725,733      414,173      464,857    246,983    232,869     450,743    510,785    330,994
  Operating costs and
    expenses...................     83,605      181,085      291,825    162,830    133,336     262,331    285,766    113,220
  Depreciation, depletion, and
    amortization...............     91,075      139,678      126,821     64,053     73,051     135,819    116,447     95,016
  General and administrative
    expenses...................     68,210       57,500       45,768     21,213     21,037      45,592     44,807     34,954
  Litigation settlements.......         --      (96,000)     (18,300)   (18,300)        --          --     (1,000)    (5,600)
  Operating income.............    482,843      131,910       18,743     17,187      5,445       7,001     64,765     93,404
  Net interest expense.........     91,281       95,922       89,615     44,151     29,086      74,214     50,131      2,457
  Income taxes and other.......    196,826(7)   (30,489)      (4,806)      (187)      (247)     (4,866)     8,231     16,703
  Extraordinary loss, net of
    taxes......................    156,796           --       56,637         --         --      56,637         --         --
                                 ---------    ---------    ---------   --------   --------   ---------   --------   --------
  Net income (loss)(6).........  $  37,940    $  66,477    $(122,703)  $(26,777)  $(23,394)  $(118,984)  $  6,403   $ 74,244
                                 =========    =========    =========   ========   ========   =========   ========   ========
  Net income (loss) per
    share:(1)
    Income (loss) before
      extraordinary item.......  $  21,635    $   7,384    $  (7,341)  $ (2,975)             $ (13,901)
    Extraordinary item.........    (17,422)          --       (6,293)        --                (12,628)
                                 ---------    ---------    ---------   --------              ---------
    Net income (loss)..........  $   4,213    $   7,384    $ (13,634)  $ (2,975)             $ (26,529)
                                 =========    =========    =========   ========              =========

                                                                        SIX MONTHS ENDED
                                       YEAR ENDED JANUARY 31,              JANUARY 31,             YEAR ENDED JULY 31,
                                 -----------------------------------   -------------------   -------------------------------
                                   1998         1997         1996        1996       1995       1995        1994       1993
                                 ---------    ---------    ---------   --------   --------   ---------   --------   --------
                                                   (IN THOUSANDS OF DOLLARS, EXCEPT FOR PER SHARE AMOUNTS)
OPERATING DATA OF TRANSTEXAS:
  Sales volumes:
    Gas (average daily)
      (MMcfd)..................      198.9        419.6        376.8      363.4      417.7       405.2      358.8      326.8
    Gas (Bcf)..................       72.4(2)     153.6(2)     137.9       66.9       76.9       147.9      130.9      119.3
    NGLs (MMgal)...............       62.4        174.2        169.2       65.3      121.3       225.3      164.0      183.8
    Condensate (MBbls).........        619          604          543        259        354         638        650        617
    Total production (Bcfe)....       76.1        157.2        141.1       68.4       79.0       151.7      134.8      123.0
  Average prices:
    Gas (dry) (per Mcf)........  $    2.09(3)      2.14(3) $    1.51   $   1.65   $   1.41   $    1.40   $   1.96   $   1.98
    NGLs (per gallon)..........        .29         0.36         0.27       0.30       0.27        0.26       0.27       0.30
    Condensate (per Bbl).......      19.20        21.54        17.76      17.39      16.50       17.22      15.13      18.65
  Average lifting costs (per
    Mcfe)......................       0.34         0.29         0.23       0.23       0.21        0.21       0.24       0.22
  Proved reserves (net) (end of
    period)(4):
    Gas (Bcf)..................      348.7        919.7      1,139.1    1,139.1      943.4     1,122.6      717.4      695.0
    Condensate (Mbbls).........     15,910        5,738        2,903      2,903      2,637       3,049      1,935      1,968
  Number of gross wells
    drilled....................        107          151          102         65         60          97        140        103
  Percentage of wells drilled
    completed..................         56%          68%          75%        74%        78%         77%        83%        85%

                                                              JANUARY 31,                                 JULY 31,
                                            -----------------------------------------------   --------------------------------
                                               1998         1997         1996        1995        1995        1994       1993
                                            ----------   ----------   ----------   --------   ----------   --------   --------
BALANCE SHEET DATA:
  Working capital (deficit)(5)............  $  173,608   $   32,504   $   25,859   $(92,258)  $  112,998   $(25,102)  $(58,443)
  Total assets............................   2,131,439    1,613,735    1,456,422    823,726    1,325,656    758,664    431,141
  Total long-term debt....................   1,769,929    1,307,652    1,140,779    510,000    1,094,963    500,000      8,270
  Stockholder's equity (deficit)..........      90,402      (47,009)     (35,933)    (8,133)      (9,156)    15,262    230,418

---------------

(1) Per share data for the six month period ended July 31, 1995 and for the years prior to July 31, 1995 is omitted because TEC's predecessor was not a separate entity with its own capital structure.

(2) Sales volumes for the years ended January 31, 1998 and 1997 include amounts delivered pursuant to volumetric production payments.

(3) Average price calculations for the years ended January 31, 1998 and 1997, include prices for amounts delivered to third parties under volumetric production payments. The average gas prices for TransTexas' undedicated production for these periods were $2.10 per Mcf and $2.39 per Mcf, respectively. The gas price does not include the effect of hedging.

(4) These reserve data are estimates of TransTexas' proved reserves as of February 1, 1998, 1997 and 1996 and August 1, 1995, 1994 and 1993, as
    evaluated by Netherland, Sewell & Associates, Inc.

(5) For all periods prior to the Asset Transfer (as defined), data excludes all cash and accounts receivable because those assets were not transferred to TransTexas in the Asset Transfer. Working capital at January 31, 1998, 1997 and 1996 and July 31, 1995, includes $32.8 million, $46.0 million, $46.0 million and $44.7 million, respectively, in cash restricted for the payment of interest.

(6) Net income (loss) is prior to preferred stock dividends of $19,000 for the years ended January 31, 1998 and 1997.

(7) Includes minority interest in TransTexas of $35.2 million.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Historically, TEC has conducted its operations through its operating subsidiaries in three segments of the energy industry: exploration and production of natural gas, natural gas transportation and petroleum refining. After consummation of the Lobo Sale, TEC no longer conducts substantial operations in the natural gas transportation segment. TEC's sources of liquidity and cash flow will include payments on the Intercompany Loans and other loans to its subsidiaries, and dividends from and sales of stock of its subsidiaries. Until March 1994, the exploration, production and transportation operations of TransTexas constituted substantially all of the operations of the Company. This discussion should be read in conjunction with the Consolidated Financial Statements of TEC included under Item 8 of this Report. The financial data for the year ended January 31, 1996 and the six months ended January 31, 1995, are derived from the unaudited financial statements of TEC. All of TEC's operations are conducted through TransTexas and TARC.

     The TEC Notes Indenture (as defined), as well as the debt instruments of TransTexas and TARC, contain substantial restrictions which essentially prevent the Company from using the assets of one entity to satisfy the liabilities of the other and substantially limit transactions between affiliates. Accordingly, the consolidated financial statements should be read in conjunction with the separate financial statements of TransTexas and TARC filed as a part of their respective Annual Reports on Form 10-K for the fiscal year ended January 31, 1998.

     Business segment information for TEC for the years ended January 31, 1998, 1997 and 1996, the six months ended January 31, 1996 and 1995, and the year ended July 31, 1995, is as follows:

                                                              DEPRECIATION,
                                                  OPERATING     DEPLETION
                                                   INCOME          AND          CAPITAL      IDENTIFIABLE
                                      NET SALES    (LOSS)     AMORTIZATION    EXPENDITURES      ASSETS
                                      ---------   ---------   -------------   ------------   ------------
Year Ended January 31, 1998
  Exploration and production........  $164,172    $ 48,325      $ 62,933        $378,762      $  718,146
  Gas transportation................    12,055     (16,601)       19,726          12,407              --
  Refining..........................     2,828     (46,032)        8,416         373,397       1,184,881
  Other.............................   546,678     497,151            --          37,564         228,412
                                      --------    --------      --------        --------      ----------
                                      $725,733    $482,843      $ 91,075        $802,130      $2,131,439
                                      ========    ========      ========        ========      ==========
Year Ended January 31, 1997
  Exploration and production........  $360,740    $230,560      $122,570        $314,013      $  881,390
  Gas transportation................    42,200      (9,018)        8,466          33,636          98,903
  Refining..........................    10,857     (54,995)        7,225         127,123         563,826
  Other.............................       376     (34,637)        1,417          11,165          69,616
                                      --------    --------      --------        --------      ----------
                                      $414,173    $131,910      $139,678        $485,937      $1,613,735
                                      ========    ========      ========        ========      ==========
Year Ended January 31, 1996
  Exploration and production........  $254,275    $ 81,438      $111,993        $335,903      $  738,648
  Gas transportation................    33,518      (4,362)        8,204          17,005          72,815
  Refining..........................   176,230     (43,178)        6,308         208,799         518,205
  Other.............................       834     (15,155)          316          17,835         126,754
                                      --------    --------      --------        --------      ----------
                                      $464,857    $ 18,743      $126,821        $579,542      $1,456,422
                                      ========    ========      ========        ========      ==========
Six Months Ended January 31, 1996
  Exploration and production........  $123,253    $ 51,443      $ 56,543        $176,386      $  738,648
  Gas transportation................    15,892      (4,393)        4,194          13,266          72,815
  Refining..........................   107,237     (21,971)        3,159         150,238         518,205
  Other.............................       601      (7,892)          157          16,904         126,754
                                      --------    --------      --------        --------      ----------
                                      $246,983    $ 17,187      $ 64,053        $356,794      $1,456,422
                                      ========    ========      ========        ========      ==========

                                                              DEPRECIATION,
                                                  OPERATING     DEPLETION
                                                   INCOME          AND          CAPITAL      IDENTIFIABLE
                                      NET SALES    (LOSS)     AMORTIZATION    EXPENDITURES      ASSETS
                                      ---------   ---------   -------------   ------------   ------------
Six Months Ended January 31, 1995
  Exploration and production........  $142,070    $ 32,860      $ 66,175        $ 99,672      $  483,511
  Gas transportation................    19,161       2,796         4,031           6,366          63,541
  Refining..........................    71,586     (23,239)        2,706          58,093         229,462
  Other.............................        52      (6,972)          139          11,855          47,213
                                      --------    --------      --------        --------      ----------
                                      $232,869    $  5,445      $ 73,051        $175,986      $  823,727
                                      ========    ========      ========        ========      ==========
Year Ended July 31, 1995
  Exploration and production........  $273,092    $ 62,855      $121,625        $259,189      $  712,322
  Gas transportation................    36,787       2,827         8,041          10,105          60,916
  Refining..........................   140,579     (44,446)        5,855         116,654         499,879
  Other.............................       285     (14,235)          298          12,786          52,539
                                      --------    --------      --------        --------      ----------
                                      $450,743    $  7,001      $135,819        $398,734      $1,325,656
                                      ========    ========      ========        ========      ==========

RESULTS OF OPERATIONS

TRANSTEXAS

     TransTexas' results of operations are dependent upon natural gas production volumes and unit prices from sales of natural gas, condensate and NGLs. The profitability of TransTexas also depends on its ability to minimize finding and lifting costs and maintain its reserve base while maximizing production. On May 29, 1997, TransTexas entered into and consummated a stock purchase agreement with an unaffiliated buyer (the "Lobo Sale Agreement"), with an effective date of March 1, 1997, to effect the sale (the "Lobo Sale") of the stock of TransTexas Transmission Corporation ("TTC"), its subsidiary that owned substantially all of TransTexas' Lobo Trend producing properties and related pipeline transmission system, for an adjusted sales price of approximately $1.1 billion. Accordingly, TransTexas' reported results for the fiscal year ended January 31, 1998 include the effect of reduced volumes attributable to the divestiture of the Lobo Trend producing properties. TransTexas recorded a gain of $543.4 million on the Lobo Sale.

     TransTexas' operating data for the years ended January 31, 1998, 1997 and 1996, the six months ended January 31, 1996 and 1995 and the year ended July 31, 1995 are as follows:

                                                                    SIX MONTHS ENDED
                                          YEAR ENDED JANUARY 31,       JANUARY 31,      YEAR ENDED
                                         ------------------------   -----------------    JULY 31,
                                          1998     1997     1996     1996      1995        1995
                                         ------   ------   ------   -------   -------   ----------
Sales volumes:
  Gas (Bcf)(1).........................    72.4    153.6    137.9     66.9      76.9       147.9
  NGLs (MMgals)........................    62.4    174.2    169.2     65.3     121.3       225.3
  Condensate and oil (MBbls)...........     619      604      543      259       354         638
Average prices:
  Gas (dry) (per Mcf)(2)...............  $ 2.09   $ 2.14   $ 1.51   $ 1.65    $ 1.41      $ 1.40
  NGLs (per gallon)....................     .29      .36      .27      .30       .27         .26
  Condensate and oil (per Bbl).........   19.20    21.54    17.76    17.39     16.50       17.22
Number of gross wells drilled..........     107      151      102       65        60          98
Percentage of wells completed..........      56%      68%      75%      74%       78%         78%

---------------

(1) Sales volumes for the years ended January 31, 1998 and 1997 include 7.3 Bcf and 32.0 Bcf, respectively, delivered pursuant to volumetric production payments.

(2) Average prices for the years ended January 31, 1998 and 1997 include amounts delivered under volumetric production payments. The average gas prices for TransTexas' undedicated production for these periods were $2.10 per Mcf and $2.39 per Mcf, respectively. Gas prices do not include the effect of hedging.

     TransTexas uses the full-cost method of accounting for exploration and development costs. Under the full-cost method, the cost for successful, as well as unsuccessful, exploration and development activities is capitalized and amortized on a unit-of-production basis over the life of the remaining proved reserves. As of January 31, 1998, the TransTexas' net capitalized costs of gas and oil properties exceeded the cost center ceiling. TransTexas did not adjust its net capitalized costs because, subsequent to year-end, prices for gas and oil increased such that TransTexas' net capitalized costs did not exceed the recalculated cost center ceiling. A summary of TransTexas' operating expenses is set forth below (in millions of dollars):

                                                                      SIX MONTHS ENDED
                                         YEAR ENDED JANUARY 31,          JANUARY 31,      YEAR ENDED
                                       --------------------------     -----------------    JULY 31,
                                       1998       1997      1996       1996       1995       1995
                                       -----     ------     -----     ------     ------   ----------
Operating costs and expenses:
  Lease..............................  $15.2     $ 27.5     $18.7     $ 9.4      $10.3      $19.6
  Pipeline and gathering.............   18.1       37.2      24.4      13.0        9.8       21.2
  Natural gas liquids................   14.5       49.3      35.5      15.6       24.5       44.4
  Drilling services..................    3.1         .4        .2        .1         --         .1
                                       -----     ------     -----     -----      -----      -----
                                        50.9      114.4      78.8      38.1       44.6       85.3
  Taxes other than income taxes(1)...   11.4       22.6      15.2       7.5        6.3       14.0
                                       -----     ------     -----     -----      -----      -----
                                       $62.3     $137.0     $94.0     $45.6      $50.9      $99.3
                                       =====     ======     =====     =====      =====      =====

---------------

(1) Taxes other than income taxes include severance, property and other taxes.

     TransTexas' average depletion rates have been as follows:

                                                                      SIX MONTHS
                                                                        ENDED
                                       YEAR ENDED JANUARY 31,        JANUARY 31,      YEAR ENDED
                                       -----------------------      --------------     JULY 31,
                                       1998      1997     1996      1996      1995       1995
                                       -----     ----     ----      ----      ----    ----------
Depletion rates (per Mcfe)...........  $1.11     $.96     $.79      $.82      $.84       $.81
                                       =====     ====     ====      ====      ====       ====

  Year Ended January 31, 1998, Compared with the Year Ended January 31, 1997

     Gas, condensate and NGL revenues for the year ended January 31, 1998 decreased by $198.9 million from the prior year, primarily due to decreases in gas, condensate and NGLs sales prices and gas sales volumes, offset in part by increases in condensate sales volumes. The average prices received per Mcf of gas, excluding amounts dedicated to volumetric production payments, ranged from $1.49 to $3.01 in the year ended January 31, 1998, compared to a range of $1.71 to $3.74 in the prior year. The increase in condensate sales volumes is due primarily to increased production from TransTexas' new development areas, offset in part by the divestiture of producing properties as a result of the Lobo Sale. NGLs sales volumes decreased as a result of decreases in the volumes of natural gas processed. Transportation revenues decreased by $22.4 million for the year ended January 31, 1998, due primarily to the divestiture of the pipeline system as a result of the Lobo Sale. Drilling service revenues increased by $2.7 million for the year ended January 31, 1998, due primarily to an increase in services provided to third parties.

     Lease operating expenses for the year ended January 31, 1998 decreased by $12.3 million from the prior year due primarily to the Lobo Sale and the resulting decrease in the number of producing wells. Pipeline and gathering expenses decreased by $19.1 million due primarily to the divestiture of the pipeline system, offset partially by an increase of $2.3 million attributable to contractual transportation charges. NGLs cost decreased by $34.8 million from the prior year primarily due to the Lobo Sale and the resulting decrease in volumes of natural gas processed. Drilling service expenses for the year ended January 31, 1998 increased $2.7 million as compared to the prior year primarily due to increased costs related to providing services to the new operator of the Lobo Trend properties. Depreciation, depletion and amortization expense for the year ended January 31, 1998 decreased by $49.8 million due to the Lobo Sale and the resulting decrease in TransTexas' undedicated natural gas production, partially offset by a $0.15 increase in the depletion rate. The depletion rate increased primarily as a result of the inclusion of approximately $48 million of properties previously not subject to depletion and a reduction in TransTexas' proved reserves as a result of the Lobo Sale. General and administrative expenses increased by $2.6 million due primarily to an increase in professional services related to amendments to debt agreements offset partially by a decrease in litigation expense. Taxes other than income taxes decreased by $11.2 million over the prior year due primarily to decreases in ad valorem, severance and excise taxes associated with the Lobo Sale and the resulting decrease in the number of producing wells.

     Beginning in fiscal 1996, TransTexas substantially increased its exploration activities and has made significant capital expenditures for leasehold interests which are classified as unevaluated properties. As a result of exploratory discoveries on certain of these leases and the related capital requirements, TransTexas has farmed out certain other interests with a carrying value of $17 million and expects to farm out additional leases. To the extent these activities do not result in the discovery of proved reserves, the leases will be added to the cost center, which could result in continued increases in the depletion rate or a writedown of TransTexas' net capitalized costs of gas and oil properties. The majority of unevaluated properties will be evaluated over the next two years.

     Interest income for the year ended January 31, 1998 increased by $6.8 million as compared to the prior year due to higher cash balances available for investment. TransTexas does not expect to earn significant interest income during fiscal 1999. Interest expense decreased by $16.4 million primarily as a result of the retirement of the Senior Secured Notes offset in part by accretion of interest on the Old Subordinated Notes (as defined) retired by TransTexas on June 19, 1997.

     Cash flow from operating activities for the year ended January 31, 1998 decreased by approximately $199.1 million from the prior year due primarily to lower net income from gas and oil production activities and cash settlement of volumetric production payments in connection with the Lobo Sale and reduction of current liabilities partially offset by collections of receivables and advances to affiliates. During fiscal 1997, TransTexas collected $58.6 million from the sale of volumetric production payments.

     Cash provided by investing activities increased by $968.9 million due to proceeds primarily from the Lobo Sale, offset in part by an increase in capital expenditures.

     Cash flow used by financing activities increased by $767.2 million due primarily to the retirement of the Senior Secured Notes and purchases by TransTexas of its common stock pursuant to the share repurchase program, offset in part by proceeds from the TransTexas Intercompany Loan.

  Year Ended January 31, 1997, Compared with the Year Ended January 31, 1996

     Gas, condensate and NGL revenues for the year ended January 31, 1997, increased by $106.5 million from the year ended January 31, 1996, primarily due to higher prices for and increased volumes of natural gas, condensate, oil and NGLs, primarily in the fourth quarter. The average monthly prices received for natural gas, excluding amounts delivered to third parties under volumetric production payments, ranged from $1.71 to $3.74 per Mcf during the year ended January 31, 1997, compared to prices ranging from $1.29 to $1.95 per Mcf in the year ended January 31, 1996. The increase in natural gas sales volumes resulted primarily from increased production from TransTexas' Bob West North development area, offset in part by the normal decline in natural gas production from TransTexas' Lobo Trend wells and the sale of approximately 207 Bcfe of TransTexas' reserves in the Lobo Trend. NGLs sales volumes increased as a result of increases in the volumes of natural gas processed. Transportation revenues increased by $0.9 million for the year ended January 31, 1997, primarily due to increased volumes of natural gas transported.

     Lease operating expenses for the year ended January 31, 1997 increased by $8.8 million from the year ended January 31, 1996 primarily due to increases in repairs and maintenance and workover expenses attributable to an increase in the number of producing wells prior to the sale of certain of TransTexas' Lobo Trend properties and the initiation in the first quarter of fiscal 1997 of a program to increase flow rates on certain wells. This program included the installation of leased wellhead compressors and additional workover projects. Pipeline operating expenses increased by $12.8 million, primarily due to increases in compressor fuel costs, compressor rentals, chemicals used in the operation of TransTexas' amine plants and volumetric losses. NGLs cost increased by $13.8 million from the year ended January 31, 1996 due to increases in the cost of natural gas used in NGL processing. Depreciation, depletion and amortization expense for the year ended January 31, 1997 increased by $11.9 million due to a $0.17 increase in the depletion rate, offset in part by a decrease in TransTexas' undedicated natural gas production. The depletion rate increased for the year ended January 31, 1997 primarily due to higher costs associated with TransTexas' expanded exploration activities. General and administrative expenses increased by $12.6 million in the year ended January 31, 1997, due primarily to increases in litigation accruals and wages and benefits. Taxes other than income taxes increased by $7.3 million over the year ended January 31, 1996 due primarily to an increase in severance taxes, including an accrual of $2.7 million as a result of a severance tax audit adjustment, offset in part by a reduction in ad valorem taxes.

     Interest income for the year ended January 31, 1997, increased by $0.8 million from the year ended January 31, 1996 due to higher average cash balances in fiscal 1997. Interest expense increased by $15.1 million primarily as a result of interest incurred on the TransTexas Senior Secured Notes and the amortization of related debt issue costs, offset in part by an increase of $7.6 million of interest capitalized in connection with the acquisition of TransTexas' unevaluated gas and oil properties.

     Litigation settlements for the year ended January 31, 1997, increased by $77.7 million as a result of the settlement with Tennessee Gas Pipeline Company of which TransTexas' share of the proceeds was $96 million.

     Income tax expense for the year ended January 31, 1997, was $12.5 million compared to an income tax benefit of $4.2 million in the prior year. Income tax expense for the year ended January 31, 1997 is net of a decrease in a valuation allowance of $13.6 million relating to the utilization of net operating loss carryforwards and tight sands credits of $7.4 million. Income tax benefit for the year ended January 31, 1996 is net of a valuation allowance of $13.6 million relating to net operating loss carryforwards and an adjustment relating to tight sands credits of $7.8 million.

     Cash flow from operating activities for the year ended January 31, 1997, increased by $148.9 million from the prior year primarily due to increased net income, the settlement of take-or-pay litigation in the second quarter of fiscal 1997 and proceeds from the sale of volumetric production payments, partially offset by increases in working capital.

     Cash used in investing activities decreased by $67.9 million due to the sale of approximately 207 Bcfe of TransTexas' reserves, offset in part by advances to an affiliate and increased capital spending. Capital expenditures for fiscal 1997 included $47.7 million for purchases of oil and gas properties from TransAmerican.

     Cash flow from financing activities decreased by $214.9 million from the year ended January 1, 1996 due primarily to the issuance of the TransTexas Senior Secured Notes in June 1995, offset in part by the issuance of the Old Subordinated Notes (as defined) in fiscal 1997.

  Six Months Ended January 31, 1996, Compared with the Six Months Ended January 31, 1995

     Gas, condensate and NGL revenues for the six months ended January 31, 1996, decreased by $18.6 million from the comparable period of the prior year, due primarily to decreases in gas, condensate and NGL sales volumes, partly offset by increases in gas, condensate and NGL prices. The decrease in gas sales volumes reflects the normal decline in natural gas production from TransTexas' Lobo Trend wells, offset in part by production from TransTexas' new development areas. The average monthly prices received per Mcf of gas ranged from $1.33 to $1.95 in the six months ended January 31, 1996, compared to a range of $1.32 to $1.52 in the same period in the prior year. NGL sales volumes decreased primarily due to the decrease in the volumes of natural gas processed. Transportation revenues decreased by $3.3 million for the six months ended January 31, 1996, due primarily to decreases in volumes transported.

     Lease operating expenses in the six months ended January 31, 1996, decreased by $0.9 million from the prior year period as increases in repairs and maintenance expenses attributable to the increase in the number of producing wells were offset by a decrease in workover expense due to fewer workovers performed. Pipeline operating expenses increased by $3.2 million due primarily to increases in repairs and maintenance expenses, compressor fuel costs and pipeline loss. Also contributing to the increase in pipeline operating expenses were costs incurred by TransTexas to remove carbon dioxide from natural gas produced from certain of TransTexas' new development areas. NGL costs decreased by $8.9 million from the comparable period in the prior year due to the decrease in volumes of natural gas processed. Depreciation, depletion and amortization expense for the six months ended January 31, 1996, decreased by $9.4 million due to the decrease in natural gas production and a $0.02 decrease in the depletion rate. General and administrative expenses increased by $1.1 million in the six months ended January 31, 1996, due primarily to costs associated with the relocation of TransTexas' corporate offices, offset in part by decreases in consulting and professional fees. The gain on litigation settlement of $18.3 million represents the value of properties received in a litigation settlement.

     Interest income for the six months ended January 31, 1996, increased by $2 million over the comparable period of the prior year due to increased cash balances resulting from the issuance of the TransTexas Senior Secured Notes. Interest expense increased by $13.4 million primarily as a result of interest accrued on the TransTexas Senior Secured Notes and a dollar-denominated production payment, offset in part by the capitalization of $7.4 million of interest in connection with the acquisition of TransTexas' unevaluated gas and oil properties.

     Cash flow from operating activities for the six months ended January 31, 1996, decreased by $21.2 million from the prior year period primarily due to decreased production, offset in part by net proceeds of $32.9 million from the sale of a volumetric production payment.

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

     Cash flow from financing activities decreased by $5.2 million due primarily to repayments of TransTexas' dollardenominated production payment, offset in part by increases in long-term borrowings.

TARC

     TARC's refinery was inoperative from January 1983 through February 1994. During this period, TARC's revenues were derived primarily from tank rentals and its expenses consisted of maintenance and repairs, tank rentals, general and administrative expenses and property taxes. The No. 2 Vacuum Unit was operated intermittently between March 1994 and January 1997. TARC may operate the No. 2 Crude Unit and the No. 2 Vacuum Unit if market conditions are favorable. TARC's decision to commence or suspend operations will depend on the availability of working capital, current operating margins and the need to tie-in units as they are completed. TARC does not consider its historical results to be indicative of future results.

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

  Year Ended January 31, 1998, Compared with the Year Ended January 31, 1997

     There were no product sales for the year ended January 31, 1998 as compared to $10.9 million for the year ended January 31, 1997, due primarily to TARC not operating the No. 2 Vacuum Unit since January 1997 and TARC's use during fiscal 1998 of processing arrangements pursuant to which TARC processed feedstocks owned by third parties (as opposed to TARC's purchase of feedstock and sale of refined product).

     Other revenues of $2.8 million for the year ended January 31, 1998 resulted primarily from rental income from TARC's tank storage facility acquired in September 1997,

     There were no costs of products sold for the year ended January 31, 1998 as compared to $11.5 million for the year ended January 31, 1997, due primarily to TARC not operating the No. 2 Vacuum Unit since January 1997 and TARC's use during fiscal 1998 of processing arrangements pursuant to which TARC processed feedstocks owned by third parties (as opposed to TARC's purchase of feedstock and sale of refined product).

     During 1997 and 1998, TARC entered into other processing arrangements whereby TARC did not take title to feedstocks or refined products but received a fee based on margins, if any, realized by the counterparty to the arrangement. TARC retained all market and production risks related to barrels processed. These arrangements, which are recorded net in the statement of operations, resulted in income of $1.4 million and a loss of $7.1 million for the years ended January 31, 1998 and 1997, respectively. Income and losses were primarily due to unfavorable prices for refined products and unfavorable results of price management activities.

     Operations and maintenance expense for the year ended January 31, 1998 decreased $12.1 million to $11.8 million from $23.9 million for the year ended January 31, 1997, primarily due to TARC not operating the No. 2 Vacuum Unit since January 1997, a $1.9 million decrease in labor costs, and a decrease of $1.9 million in tank rentals due to the acquisition of a tank storage facility adjacent to the refinery and the settlement of a tank rental dispute during 1996.

     Depreciation and amortization expense for the year ended January 31, 1998 increased $1.2 million to $8.4 million from $7.2 million for the year ended January 31, 1997, primarily due to depreciation related to the tank storage facility acquired in September 1997.

     General and administrative expenses increased $7.4 million to $19.2 million for the year ended January 31, 1998 from $11.8 million for the year ended January 31, 1997, primarily due to a charge to operations of approximately $2.2 million of certain intangible costs, increased fees of approximately $3.7 million related to a new services agreement entered into among TransAmerican, TEC, TARC and TransTexas and increased professional fees related to the modification and issuance of debt.

     Taxes other than income taxes for the year ended January 31, 1998 decreased $0.8 million to $3.4 million from $4.2 million for the year ended January 31, 1997, primarily due to decreased property tax expense.

     Loss on purchase commitments for the year ended January 31, 1998 consists of a $7.8 million loss related to a commitment to purchase 0.6 million barrels of feedstock. These barrels have been sold to a third party and the Company intends to subject them to a processing agreement with the third party. TARC remains subject to market risk related to these barrels.

     Interest income for the year ended January 31, 1998 increased $5.0 million as compared to the year ended January 31, 1997, primarily due to the investment of proceeds from the TARC Intercompany Loan and Senior Subordinated Notes. Interest expense for the year ended January 31, 1998 increased $39.9 million, primarily due to interest on the TARC Intercompany Loan and Senior Subordinated Notes. During the year ended January 31, 1998, TARC capitalized approximately $93.0 million of interest related to property and equipment additions at TARC's refinery compared to $68.8 million for the year ended January 31, 1997. The increase was primarily due to higher capital spending.

     Equity in income of TransTexas before extraordinary item for the year ended January 31, 1998 increased to $44.6 million as compared to $12.3 million for the year ended January 31, 1997, due primarily to a $543 million gain on the sale by TransTexas of a subsidiary. In September 1997, TARC sold approximately

8.5 million shares of TransTexas common stock pursuant to the TransTexas share repurchase program. TARC received $136.2 million in connection with the repurchase, of which $124.5 million (representing the excess of the cash received over TARC's carrying value of the stock) was recorded as a capital contribution. TARC recognized equity in an extraordinary item of TransTexas of $(10.2) million for the year ended January 31, 1998. The extraordinary loss of TransTexas is attributable to a loss on the early extinguishment of debt as a result of the repurchase by TransTexas of its Senior Secured Notes and an exchange offer by TransTexas for its Subordinated Notes. The gain on the sale of TransTexas stock of $56.2 million for the year ended January 31, 1997 was a result of TARC's sale of 4.55 million shares of TransTexas common stock to third parties in March 1996. In April 1998, TARC distributed its remaining shares of TransTexas common stock to TEC.

     The additional loss on the early extinguishment of debt of $84.8 million for the year ended January 31, 1998 is a result of the completion of the TARC Notes Tender Offer as described in Note 9 of Notes to Consolidated Financial Statements.

  Year Ended January 31, 1997, Compared with the Year Ended January 31, 1996

     Total revenues for the year ended January 31, 1997 decreased to $10.9 million from $176.2 million for the same period in 1996, due primarily to a significant decrease in the purchase and processing of feedstocks for third parties compared to the prior year. During fiscal 1997, the refinery's principal activity was the processing of feedstocks pursuant to third party processing arrangements.

     Cost of products sold for the year ended January 31, 1997 decreased to $11.5 million from $185.3 million for the same period in 1996, due primarily to a significant decrease in the purchase and processing of feedstocks for third parties compared to the prior year.

     Losses from processing arrangements were $7.1 million for the year ended January 31, 1997, primarily due to price management activities. See "Liquidity and Capital Resources."

     Operations and maintenance expense for the year ended January 31, 1997 increased to $23.9 million from $12.5 million for the same period in 1996, primarily due to a write-off of approximately $6.5 million for assets included in construction work in process and not intended for use in the 1995 Program, an increase in fuel costs during the first six months of fiscal 1997, and higher contract labor costs.

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

     Interest income for the year ended January 31, 1997 decreased by $6.1 million as compared to the same period in 1996, primarily due to interest earned in 1996 on a higher balance held in a disbursement account. Interest expense, net, for the year ended January 31, 1997 decreased $13.8 million, primarily due to a larger portion of interest capitalized as well as a reduction of product financing costs in 1997 versus 1996. During the year ended January 31, 1997, TARC capitalized approximately $68.8 million of interest related to construction activities at TARC's refinery, compared to $41.5 million for the year ended January 31, 1996.

     The equity in income of TransTexas for the year ended January 31, 1997 of $12.3 million reflects TARC's 20.3% equity interest in TransTexas until TARC's sale of 4.55 million shares of TransTexas stock in March 1996 (which reduced TARC's interest in TransTexas to 14.1%). The increase of $14.9 million in the equity in income of TransTexas is primarily the result of higher gas prices and a favorable litigation settlement.

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

     Operations and maintenance expense for the six months ended January 31, 1996 increased $0.2 million to $7.9 million from $7.7 million for the same period in 1995, primarily due to an increase in the number of days the vacuum unit was operating.

     Depreciation and amortization expense for the six months ended January 31, 1996 increased $0.5 million to $3.2 million from $2.7 million for the same period in 1995, primarily due to the transfer of certain terminal facilities and tankage equipment from construction in progress to depreciable assets during the 1996 period.

     General and administrative expense for the six months ended January 31, 1996, decreased $1.0 million to $7.4 million from $8.4 million for the same period in 1995, primarily as a result of a $2.5 million reduction in litigation accruals, partially offset by an increase in payroll of $1.1 million arising from operations support requirements.

     Taxes other than income taxes for the six months ended January 31, 1996 decreased $1.4 million to $0.7 million from $2.1 million for the same period in 1995, primarily due to decreased property tax expense.

     Interest income for the six month period ended January 31, 1996 increased $2.3 million compared to the same period in 1995 due primarily to interest earned on long-term debt proceeds held in a disbursement account. Interest expense for the six month period ended January 31, 1996 increased $28.6 million due to interest accrued on long-term debt issued in February 1995, amortization of debt issue costs and financing costs associated with product purchases. During the six months ended January 31, 1996, TARC capitalized $26.2 million of interest related to construction activities associated with the 1995 Program.

LIQUIDITY AND CAPITAL RESOURCES

     On May 29, 1997, TransTexas consummated the Lobo Sale for an adjusted sales price of approximately $1.1 billion. With proceeds from the Lobo Sale, TransTexas repaid certain indebtedness and other obligations including production payments, in an aggregate amount of approximately $84 million. The remaining net proceeds have been used for the redemption or repurchase of the Senior Secured Notes and for general corporate purposes.

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

     With proceeds of the TEC Notes Offering, TEC made intercompany loans to TransTexas in the principal amount of $450 million (the "TransTexas Intercompany Loan") and to TARC in the original amount of $676 million (the "TARC Intercompany Loan" and, together with the TransTexas Intercompany Loan, the "Intercompany Loans"). The promissory note evidencing the TransTexas Intercompany Loan (i) bears interest at a rate of 10 7/8% per annum, payable semi-annually in cash in arrears and (ii) is secured initially by a security interest in substantially all of the assets of TransTexas other than inventory, receivables and equipment. The promissory note evidencing the TARC Intercompany Loan (i) accretes principal at the rate of 16% per annum, compounded semi-annually, until June 15, 1999 to a final accreted value of $920 million, and thereafter pays interest semi-annually in cash in arrears on the accreted value thereof, at a rate of 16% per annum and (ii) is secured initially by a security interest in substantially all of TARC's assets other than inventory, receivables and equipment. The Intercompany Loans will mature on June 1, 2002. The agreements governing the Intercompany Loans (the "Intercompany Loan Agreements") contain certain restrictive covenants, including, among others, limitations on incurring additional debt, asset sales, dividends and transactions with affiliates. Upon the occurrence of a Change of Control (as defined), TEC will be required to make an offer to purchase all of the outstanding TEC Notes at a price equal to 101% of the principal amount thereof, together with accrued and unpaid interest, if any, or, in the case of any such offer to purchase the TEC Senior Secured Discount Notes prior to June 15, 1999, at a price equal to 101% of the accreted value thereof, in each case, to and including the date of purchase. Pursuant to the terms of the Intercompany Loans, TEC may require TransTexas and TARC to pay a pro rata share of the purchase price paid by TEC in an offer to purchase pursuant to a Change of Control. See "Potential Effects of a Change of Control."

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

     In June 1997, TransTexas implemented a share repurchase program pursuant to which it repurchased common stock from its public stockholders and from TEC and TARC. The share repurchase program was originally funded with $399 million from the TransTexas Intercompany Loan. As of January 31, 1998, approximately 3.9 million shares had been repurchased from public stockholders for an aggregate purchase price of approximately $61.4 million, and approximately 12.6 million shares had been repurchased from TARC and TEC for an aggregate purchase price of approximately $201 million. TARC received $136.2 million of the purchase price, of which $124.5 million (representing the excess of the cash received over TARC's carrying value of the stock) was recorded as a capital contribution. The amounts received by TEC and TARC were deposited in the TARC Disbursement Account. The share repurchase program was terminated in December 1997.

     In December 1997, TEC obtained consents from the holders of the TEC Series A Notes to certain amendments to the indenture governing the TEC Notes (the "TEC Notes Indenture") and related documents. These amendments, among other things, allowed for the release to TransTexas of approximately $136.6 million in funds remaining in the TransTexas Disbursement Account after termination of the share repurchase program. TransTexas paid a fee of $14 million to holders of the TEC Notes in connection with the consent solicitation which was capitalized as debt issue costs.

     On June 13, 1997, TARC completed a tender offer (the "TARC Notes Tender Offer") for the (i) TARC Mortgage Notes for 112% of their principal amount (plus accrued and unpaid interest) and (ii) TARC Discount Notes for 112% of their accreted value. TARC Mortgage Notes and TARC Discount Notes with an aggregate carrying value of $423 million were tendered and accepted by TARC at a cost to

TARC of approximately $437 million (including accrued interest, premiums and other costs). As a result of the TARC Notes Tender Offer, $22.8 million in debt issuance costs were written off and TARC recorded a total extraordinary charge of $84.8 million during the year ended January 31, 1998. As of January 31, 1998, TARC Mortgage Notes and TARC Discount Notes with a carrying value of approximately $14.4 million remained outstanding.

     On January 14, 1998, TARC called for redemption on February 17, 1998 approximately $7 million in aggregate principal amount of TARC Notes pursuant to the terms of the indenture governing the TARC Notes. On January 16, 1998, TARC deposited pursuant to an irrevocable trust agreement approximately $9.8 million for defeasance of the remaining TARC Notes outstanding after the redemption. The deposited funds are sufficient to pay the principal of the remaining TARC Notes and interest thereon from the date of deposit to and including the final redemption date, as well as a call premium of 6%. The final redemption date is February 15, 1999.

     On June 13, 1997, TEC completed a tender offer for the then outstanding common stock purchase warrants of TARC ("1995 Warrants") at a price of $4.50 per warrant. Pursuant to the tender offer, TEC purchased 7,320,552 1995 Warrants for an aggregate purchase price of approximately $33 million. TransAmerican subsequently purchased 163,679 1995 Warrants for an aggregate purchase price of approximately $0.7 million. In December 1997, TransAmerican sold 11,100 1995 Warrants to an unaffiliated third party. The remaining 1995 Warrants owned by TransAmerican, as well as the 1995 Warrants purchased by TEC in the tender offer, were contributed to TARC and cancelled. As of January 31, 1998, there were 22,119 1995 Warrants outstanding.

     In June 1997, TEC paid a dividend to TransAmerican in the amount of $23 million. A portion of the dividend was used to repay the debt of an affiliate, which had been secured by a pledge of 3.7 million shares of TransTexas common stock. In connection with the TEC Notes Offering, TransAmerican contributed the
3.7 million shares of TransTexas common stock to TEC.

     TransTexas and BNY Financial Corporation are parties to a Second Amended and Restated Accounts Receivable Management and Security Agreement (the "BNY Facility"), dated as of October 14, 1997. As of January 31, 1998, outstanding advances under the BNY Facility totaled approximately $7.9 million. Interest accrues on advances at the rate of (i) the higher of (a) the prime rate of The Bank of New York or (b) the Federal Funds Rate plus 1/2 of 1% plus (ii) 1/2 of 1%. Obligations under the BNY Facility are secured by liens on TransTexas' receivables and inventory.

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

     During the months of April and May 1997, TransTexas obtained additional financing in the aggregate amount of approximately $45.8 million, of which approximately $10.6 million remained outstanding as of January 31, 1998.

     In March 1998, TransTexas executed an amended and restated note in the principal amount of approximately $14.9 million evidencing debt previously incurred. Concurrently, TransTexas incurred an additional $14 million in debt, evidenced by a promissory note. Both notes are secured by a lien on equipment. The notes bear interest at a rate of 13.87%, with monthly installments and a final installment payable on April 1, 2001.

     TEC's only source of funds for its holding company operations and debt service will be from approximately $50 million in working capital currently held by TEC, payments on the Intercompany Loans, dividends from its subsidiaries, interest on funds in the Disbursement Account, payments made by TARC on behalf of TEC pursuant to the Services Agreement and, in limited circumstances as permitted by the TEC Notes Indenture, sales of stock TEC holds in its subsidiaries.

     The TEC Notes Indenture prohibits TEC from selling stock of TransTexas and TARC during the two years following consummation of the TEC Notes Offering unless the proceeds from such sales are used to make an offer to purchase the TEC Notes. Consequently, during the two years following the consummation of the TEC Notes Offering, unless holders of the TEC Notes rejected all or a portion of any such offer to purchase, sales of such stock would not be a source of funds to supplement TEC's other resources in order to pay unforeseen expenses.

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

     TransTexas' cash flow from operations is sensitive to the prices it receives for its natural gas. TransTexas from time to time enters into commodity price swap agreements to reduce its exposure to price risk in the spot market for natural gas. Proceeds from natural gas sales are received at approximately the same time that production-related burdens, such as royalties, production taxes and drilling program obligations are payable.

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

     For the year ended January 31, 1998, total capital expenditures were $424 million, including $56 million for lease acquisitions, $296 million for drilling and development and $72 million for TransTexas' gas gathering and pipeline system and other equipment and seismic acquisitions. During fiscal 1998, TransTexas accelerated its exploration program and development drilling program, which included the successful exploration efforts in Galveston Bay, Goliad County and Brazoria County and, as a result, its capital expenditures for fiscal 1998 significantly exceeded its original anticipated amount of $220 million. Subject to cash availability, capital expenditures for fiscal 1999 are estimated to be approximately $180 million which amount is in excess of projected cash flow from operations for fiscal 1999. A reduction in planned capital spending could result in less than anticipated cash flow from operations in fiscal 1999 and future years which could have a material adverse effect on TransTexas. To finance these capital expenditure requirements and reduce its working capital deficit, TransTexas will be required to supplement its anticipated cash flow from operations with a combination of asset sales, including assets of the drilling services division, and financings which may include borrowings or production payments. There is no assurance that adequate funds can be obtained on a timely basis from such sources.

     As discussed above in Item 1, TransTexas has engaged an investment banking firm to assist in the sale of its drilling services assets. TransTexas expects that its future general and administrative expenses and operating expenses will be reduced as a result of the sale of its drilling services assets.

     Although TARC may operate the No. 2 Crude Unit and the No. 2 Vacuum Unit if it obtains a favorable processing arrangement, TARC anticipates that, until completion of the Delayed Coking Unit, its liquidity and capital needs will be limited to expenditures for the Capital Improvement Program, general and administrative expenses and refinery maintenance costs.

     TARC estimates that capital expenditures for the Capital Improvement Program will be $256 million and $0, respectively, during the fiscal years ending January 31, 1999 and 2000. TARC currently estimates that Capital Improvement Program costs may increase by as much as $45 million over the $427 million originally estimated. Although there can be no assurance, TARC believes that it will have cash sufficient to fund the remaining construction. See "Business -- Business of TARC -- Capital Budget Status" and "-- Completion Status." If engineering problems, cost overruns or delays occur and other financing sources are not available,

TARC may not be able to complete both phases of the Capital Improvement Program. TARC has historically incurred losses and negative cash flow from operating activities as a result of limited refinery operations that did not cover the fixed costs of maintaining the refinery, increased working capital requirements (including debt service) and losses on refined product sales and processing arrangements. There is no assurance that TARC can complete the Capital Improvement Program, fund its future working capital requirements, or achieve positive cash flow from operations. As a result, there is substantial doubt about TARC's ability to continue as a going concern. The Consolidated Financial Statements do not include any adjustments that might result from the outcome of these uncertainties.

     As of January 31, 1998, TARC and TEC had deposited an aggregate of approximately $529 million into accounts (collectively, the "TARC Disbursement Account") from which disbursements are made pursuant to a disbursement agreement, as amended (the "Disbursement Agreement") among TARC, TEC, the TEC Indenture Trustee, Firstar Bank of Minnesota, N. A., as Disbursement Agent, and Baker & O'Brien, Inc., as Construction Supervisor. See Note 3 of Notes to Consolidated Financial Statements. Of these funds, $427 million was designated for the Capital Improvement Program, approximately $25.5 million was designated for general and administrative expenses, $7 million was designated for outstanding accounts payable, $50 million was designated for working capital upon completion of the Delayed Coking Unit and certain supporting units and $19 million was designated for the payment of interest on, or the redemption, purchase, defeasance or other retirement of, the outstanding TARC Notes. There is no assurance that the funds deposited in the TARC Disbursement Account will be adequate for their designated purposes. As of January 31, 1998, $225 million had been disbursed to TARC out of the TARC Disbursement Account for use in the Capital Improvement Program, $18 million for accounts payable and general and administrative expenses and $19 million for the payment of interest on, and the redemption, repurchase and defeasance of the TARC Notes.

     In April 1996, TARC entered into a processing agreement with a third party to process feedstocks. Under the terms of the agreement, the processing fee earned by TARC is based on the margin, if any, earned by the third party from product sales, after deducting all of its related costs such as feedstock acquisition, hedging, transportation, processing and inspections plus a commission for each barrel processed. As of January 31, 1998, TARC has processed
6.4 million barrels of feedstocks under this agreement. TARC also entered into processing agreements with this third party to process approximately 1.1 million barrels of the third party's feedstocks for a fixed price per barrel. For the years ended January 31, 1998 and 1997, TARC recorded income (loss) from processing agreements of $1.4 million and $(7.1) million, respectively. As of January 31, 1998 and 1997, TARC was storing approximately 0.7 million and 1.0 million barrels, respectively, of feedstock and intermediate or refined products pursuant to these processing agreements. Included in the 0.7 million barrels of product stored at the refinery as of January 31, 1998, is approximately 0.6 million barrels of feedstock owned by a third party related to a purchase commitment entered into in April 1997. For the year ended January 31, 1998, TARC incurred a loss of approximately $7.8 million related to this purchase commitment and remains subject to market risk for these barrels.

     In July and September 1997, TARC received advances from TEC in the aggregate amount of $46 million. In November and December 1997, TARC repaid approximately $31 million in principal, and in December 1997 paid approximately $2.9 million in interest to TEC. In September 1997, TEC advanced $3 million to TransTexas pursuant to a non-interest-bearing note which matures on June 14, 2002. In November and December 1997 and January 1998, TEC advanced an aggregate of approximately $34 million to TransTexas pursuant to promissory notes which mature on June 14, 2002. The notes bear interest in an amount equal to a fixed semi-annual interest payment of $2.8 million, prorated based on the average outstanding balance of all notes (other than the note evidencing the Intercompany Loan) between TransTexas and TEC and the average outstanding balance of all notes (other than the note evidencing the Intercompany Loan) between TARC and TEC.

     In February 1998, TransTexas entered into a drilling program with unrelated third parties, pursuant to which such parties have reimbursed or will reimburse to TransTexas certain drilling costs with respect to recently drilled wells in exchange for the assignment of a dollar denominated production payment in such wells. The production payment is limited to repayment of the reimbursement plus an amount equal to the interest that would accrue at 15% per year on the unpaid balance of reimbursement amounts. Pursuant to the terms of the TransTexas Intercompany Loan, the number of wells included in the program cannot exceed 30 per fiscal year. Pursuant to the terms of the drilling program, the maximum aggregate reimbursement payments to TransTexas cannot exceed $75 million. As of April 30, 1998, 13 wells were included in the drilling program and aggregate reimbursement payments to TransTexas totaled $33 million. The program includes wells in Galveston, Chambers, Jim Hogg, Webb and Wharton Counties, Texas.

     In September 1997, TARC purchased a tank storage facility adjacent to the refinery for a cash purchase price of $40 million (which does not include a $3.1 million liability recorded for environmental remediation as discussed below). Environmental investigations conducted by the previous owner of the facilities have indicated soil and groundwater contamination in several areas on the property. As a result, the former owner submitted to the LDEQ plans for the remediation of any significant indicated contamination in such areas. TARC has analyzed these investigations and has carried out further Phase II Environmental Assessments to verify their results. TARC intends to incorporate any required remediation into its ongoing work at the refinery. In connection with the purchase of the facilities, TARC agreed to indemnify the seller for all cleanup costs and certain other damages resulting from contamination of the property, and created a $5 million escrow account to fund required remediation costs and indemnification claims by the seller. As a result of TARC's Phase II Environmental Assessments, TARC believes that the amount in escrow should be sufficient to fund the remediation costs associated with identified contamination; however, because the LDEQ has not yet approved certain of the remediation plans, there can be no assurance that the funds set aside in the escrow account will be sufficient to pay all required remediation costs. As of January 31, 1998, TARC has recognized a liability of $3.1 million for this contingency.

     On December 10, 1997, TARC issued to an unaffiliated third party a 13% Senior Secured Note due 2002 (the "Acquisition Note") in the principal amount of $36 million to finance a portion of the purchase price of the tank storage facility purchased in September 1997. The Acquisition Note is secured by a mortgage on the tank storage facility, and is governed by a Note Purchase Agreement containing restrictive covenants substantially similar to those contained in the TARC Intercompany Loan and TEC Notes Indenture. The Acquisition Note bears interest at 13%, payable semiannually on June 15 and December 15, and matures on December 15, 2002. TARC deposited approximately $7 million in an interest reserve account for interest payments on the Acquisition Note through June 15, 1999.

     On December 30, 1997, TARC issued in a private offering 175,000 Units consisting of $175 million in aggregate principal amount of 16% Series A Senior Subordinated Notes due 2003 (the "Series A Subordinated Notes") and 175,000 warrants (the "December 1997 Warrants") to purchase 2,335,245 shares of TARC common stock. Net proceeds to TARC, after deducting fees and expenses of approximately $8 million, were approximately $167 million. Net proceeds of $8.2 million from the sale of the Units were allocated to the December 1997 Warrants. TARC deposited $119 million of the net proceeds into the TARC Disbursement Account for use in the Capital Improvement Program and deposited $42 million into an interest reserve account for interest payments on the Series A Senior Subordinated Notes through June 30, 1999. The remaining $6 million of net proceeds was used for general corporate purposes including the redemption and defeasance of the TARC Notes.

     On March 16, 1998, TARC issued in a private offering 25,000 Units consisting of $25 million in aggregate principal amount of 16% Series C Senior Subordinated Notes due 2003 (the "Series C Senior Subordinated Notes" and, together with the Series A Senior Subordinated Notes, the "Senior Subordinated Notes") and 25,000 warrants (the "March 1998 Warrants" and, together with the December 1997 Warrants, the "Warrants") to purchase 333,606 shares of TARC common stock. Net proceeds to TARC, after deducting fees and expenses of approximately $1.2 million, were approximately $26.2 million. Net proceeds of approximately $2.8 million from the sale of the Units were allocated to the March 1998 Warrants. TARC deposited $6.0 million into an interest reserve account for interest payments on the Series C Senior Subordinated Notes from December 30, 1997 through June 30, 1999. The remaining $20.2 million of net proceeds has been or will be used for general corporate purposes.

     Environmental compliance and permitting issues are an integral part of the capital expenditures anticipated in connection with the expansion and modification of the refinery. TARC does not expect to incur any additional significant expenses for environmental compliance during fiscal 1999 other than those budgeted for the Capital Improvement Program. There is no assurance, however, that costs incurred to comply with environmental laws will not have a material adverse effect on TARC's future financial condition, results of operations or cash flows.

  Contingent Liabilities

     TransTexas and TARC have significant contingent liabilities, including liabilities with respect to litigation matters described in Note 16 of Notes to Consolidated Financial Statements. These matters, individually and in the aggregate, amount to significant potential liability which, if adjudicated in a manner adverse to TransTexas or TARC in one reporting period, could have a material adverse effect on TransTexas' or TARC's cash flow or operations for that period. Although the outcome of these contingencies or the probability of the occurrence of these contingencies cannot be predicted with certainty, neither TransTexas nor TARC expect these matters to have a material adverse effect on its financial position.

     In January 1996, TransTexas entered into a reimbursement agreement with an unaffiliated third party pursuant to which the third party caused a $20 million letter of credit to be issued to collateralize a supersedeas bond on behalf of TransTexas. If there is a draw under the letter of credit, TransTexas is required to reimburse the third party within 60 days. TransTexas has agreed to issue up to 8.6 million shares of common stock of TransTexas to the third party if this contingent obligation to such third party becomes fixed and remains unpaid for 60 days. If the obligation becomes fixed, and alternative sources of capital are not available, TransTexas could elect to sell shares of TransTexas' common stock prior to the maturity of the obligation and use the proceeds of such sale to repay the third party. Based on TransTexas' current capitalization, the issuance of shares of TransTexas' common stock to satisfy this obligation would result in deconsolidation of TransTexas for federal income tax purposes. TransTexas does not believe that this contingency will occur.

     Pursuant to the Lobo Sale, TransTexas is required to indemnify the buyer for certain liabilities related to the assets previously owned by TTC. Although TransTexas does not anticipate that it will incur any material indemnity liability, no assurance can be given that TransTexas will have sufficient funds to satisfy any such indemnity obligation or that any payment thereof will not have a material adverse effect on its ability to fund its debt service, capital expenditure and working capital requirements.

  Potential Tax Liability

     Part of the refinancing of TransAmerican's debt in 1993 involved the cancellation of approximately $65.9 million of accrued interest and of a contingent liability for interest of $102 million owed by TransAmerican. TransAmerican has taken the federal tax position that the entire amount of this debt cancellation is excluded from its income under the cancellation of indebtedness provisions (the "COD Exclusion") of the Internal Revenue Code of 1986, as amended, and has reduced its tax attributes (including its net operating loss and credit carryforwards) as a consequence of the COD Exclusion. No federal tax opinion was rendered with respect to this transaction, however, and TransAmerican has not obtained a ruling from the Internal Revenue Service (the "IRS") regarding this transaction. TransTexas believes that there is substantial legal authority to support the position that the COD Exclusion applies to the cancellation of TransAmerican's indebtedness. However, due to factual and legal uncertainties, there can be no assurance that the IRS will not challenge this position, or that such challenge would not be upheld. Under an agreement between TransTexas, TransAmerican and certain of TransAmerican's subsidiaries (the "Tax Allocation Agreement"), TransTexas has agreed to pay an amount equal to any federal tax liability (which would be approximately $25.4 million) attributable to the inapplicability of the COD Exclusion. Any such tax would be offset in future years by alternative minimum tax credits and retained loss and credit carryforwards to the extent recoverable from TransAmerican. As a member of the TNGC Consolidated Group (defined below), each of TransTexas, TEC and TARC will be severally liable for any tax liability resulting from the above-described transactions. The IRS has commenced an audit of the consolidated federal income tax returns of the TNGC Consolidated Group for its taxable years ended July 31, 1995 and 1994. At this time, it is not possible to predict the scope of the IRS' review or whether any tax deficiencies will be proposed by the IRS as a result of its review.

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

     Under certain circumstances, TransAmerican or TEC may sell or otherwise dispose of shares of common stock of the Company. If, as a result of any sale or other disposition of the Company's common stock, the aggregate ownership of TransTexas by members of the TNGC Consolidated Group (excluding TransTexas) is less than 80% (measured by voting power and value), TransTexas will no longer be a member of the TNGC Consolidated Group for federal tax purposes ("Deconsolidation") and, with certain exceptions, will no longer be obligated under the terms and conditions of, or entitled to the benefits of, the Tax Allocation Agreement. Upon a Deconsolidation of TransTexas, members of the TNGC Consolidated Group that own TransTexas' common stock could incur a substantial amount of federal income tax liability. If such Deconsolidation occurred during the fiscal year ending January 31, 1998, the aggregate amount of this tax liability is estimated to be approximately $100 million, assuming no reduction for tax attributes of the TNGC Consolidated Group. However, such tax liability generally would be substantially reduced or eliminated in the event that the IRS successfully challenged TransTexas' position on the Lobo Sale. Each member of a consolidated group filing a consolidated federal income tax return is severally liable to the IRS for the consolidated federal income tax liability of the consolidated group. There can be no assurance that each TNGC Consolidated Group member will have the ability to satisfy any tax obligation attributable to the Transactions at the time due and, therefore, other members of the group, including TEC, TransTexas or TARC, may be required to pay the tax.

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

     TransTexas is required, under the Tax Allocation Agreement, to pay any Texas franchise tax (which is estimated not to exceed $11.4 million) attributable to prior year transactions. As of January 31, 1998, TransTexas had paid approximately $5.4 million of such tax and estimates that approximately $6 million will be paid in fiscal 1999.

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

     A Change of Control would be deemed to occur under the Subordinated Notes Indenture in the case of certain changes or other events in respect of the ownership of TransTexas, including any circumstances pursuant to which any person or group other than John R. Stanley (or his heirs, his estate, or any Trust in which he or his immediate family members have, directly or indirectly, a beneficial interest in excess of 50%) and his subsidiaries or the TEC Indenture Trustee is or becomes the beneficial owner of more than 50% of the total voting power of TransTexas' then outstanding voting stock, and during the 90 days thereafter, the rating of the Subordinated Notes is downgraded or withdrawn. A Change of Control would be deemed to occur under the TransTexas Intercompany Loan in the case of certain changes or other events in respect of the ownership or control of TEC, TransTexas, or TARC including any circumstance pursuant to which (i) any person or group, other than John R. Stanley (or his heirs, his estate, or any Trust in which he or his immediate family members have, directly or indirectly, a beneficial interest in excess of 50%) and his subsidiaries or the TEC Indenture Trustee is or becomes the beneficial owner of more than 50% of the total voting power of TEC's then outstanding voting stock, or (ii) TEC or any of its subsidiaries own some of TransTexas' or TARC's capital stock, respectively, but less than 50% of the total voting stock or economic value of TransTexas or TARC, respectively, unless the TEC Notes have an investment grade rating for the period of 120 days thereafter. The term "person," as used in the definition of Change of Control, means a natural person, company, government or political subdivision, agency or instrumentality of a government and also includes a "group," which is defined as two or more persons acting as a partnership, limited partnership or other group.

     In addition, certain changes or other events in respect of the ownership or control of TransTexas that do not constitute a Change of Control under the TEC Notes Indenture may result in a "change of control" of TransTexas under the terms of the BNY Facility and certain equipment financing. Such an occurrence could create an obligation for TransTexas to repay such other indebtedness. At January 31, 1998, TransTexas had approximately $24.2 million of indebtedness (excluding the TransTexas Subordinated Notes) subject to such right of repayment or repurchase. In the event of a Change of Control under the Subordinated Notes Indenture or the TEC Notes Indenture or a "change of control" under the terms of other outstanding indebtedness, there can be no assurance that TransTexas will have sufficient funds to satisfy any such payment obligations.

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

INFLATION AND CHANGES IN PRICES

     TransTexas' results of operations and the value of its gas properties are highly dependent upon the prices TransTexas receives for its natural gas. Substantially all of TransTexas' sales of natural gas are made in the spot market, or pursuant to long-term contracts at market prices. Accordingly, the prices received by TransTexas for its natural gas production are dependent upon numerous factors beyond the control of TransTexas, including the level of consumer product demand, the North American supply of natural gas, government regulations and taxes, the price and availability of alternative fuels, the level of foreign imports of oil and natural gas and the overall economic environment. Demand for natural gas is seasonal, with demand typically higher during the summer and winter, and lower during the spring and fall, with concomitant changes in price. Although certain of TransTexas' costs and expenses are affected by the level of inflation, inflation has not had a significant effect on TransTexas' results of operations during the year ended January 31, 1998.

     Any significant decline in current prices for natural gas could have a material adverse effect on TransTexas' financial condition, results of operations and quantities of reserves recoverable on an economic basis. Based on an assumed average net daily production level of approximately 175 MMcfd, TransTexas estimates that a $0.10 per MMBtu change in average gas prices received would change annual operating income by approximately $6 million.

     TARC's revenues and feedstock costs have been, and will continue to be, affected by changes in the prices of petroleum and petroleum products. TARC's ability to obtain additional capital is also substantially dependent on refining margins, which are subject to significant seasonal, cyclical and other fluctuations that are beyond TARC's control.

     From time to time, TARC enters into futures contracts, options on futures, swap agreements and forward sale agreements for crude and refined products intended to protect against a portion of the price risk associated with price declines from holding inventory of feedstocks and refined products, or for fixed price purchase commitments. TARC's policy is not to enter into fixed price or other purchase commitments in excess of anticipated processing requirements. TARC believes that these current and anticipated futures transactions do not and will not constitute speculative trading as specified under and prohibited by the TEC Notes Indenture.

RECENTLY ISSUED PRONOUNCEMENTS

     In April 1998, the Accounting Standards Executive Committee issued Statement of Position 98-5, "Reporting on the Costs of Start Up Activities," ("SOP 98-5") which provides guidance on the financial reporting of start-up costs and organization costs. This statement of position will be adopted by TARC effective February 1, 1998. Implementation of the statement requires start-up activities, such as those related to the Capital Improvement Program, to be expensed as incurred.

     In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information ("SFAS 131"), which establishes standards for reporting information about operating segments. It also establishes standards for related disclosures about products and services, geographic areas and major customers. This statement will be adopted by the Company effective February 1, 1998. The Company does not believe that adoption of this statement will have a material impact on its financial position.

     In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income, ("SFAS 130") which establishes standards for reporting and display of comprehensive income and its components in financial statements. This statement will be adopted by the Company effective February 1, 1998. The Company does not believe that adoption of this statement will have a material impact on its financial statements.

IMPACT OF YEAR 2000

     The year 2000 issue relates to computer programs or computer equipment designed to use two digits rather than four digits to define the applicable year. As a result, computer systems with time-sensitive software may not accurately calculate, store or use a date subsequent to December 31, 1999. This could result in system failures or miscalculations and disruptions of operations, including among other things, a temporary inability to process transactions or engage in other normal business activities.

     In June 1997, management began a Company-wide program to prepare its computer systems for year 2000 compliance. In January 1998, the Company began implementation of new client/server based systems which are anticipated to be completed by January 1999. The Company estimates the cost of upgrading its computer systems to be approximately $4 million. There can be no assurance that the Company will timely complete the implementation of the new systems. The year 2000 issue should not impact the Company's ability to continue exploration, production, refining, storage or sales activities.

FORWARD-LOOKING STATEMENTS

     Forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, are included throughout this report. All statements other than statements of historical facts included in this Annual Report on Form 10-K regarding TEC's financial position, business strategy, plans and objectives of management for future operations, including but not limited to words such as "anticipates," "expects," "believes," "estimates," "intends," "projects" and "likely" indicate forward-looking statements. TEC's management believes that its current views and expectations are based on reasonable assumptions; however, there are significant risks and uncertainties that could significantly affect expected results. Factors that could cause actual results to differ materially from those in the forward-looking statements include, without limitation, fluctuations in the commodity prices for natural gas, crude oil, condensate and natural gas liquids, the extent of TransTexas' success in discovering, developing and producing reserves, engineering problems, work stoppages, cost overruns, personnel or materials shortages, fluctuations in commodity prices for petroleum and refined products, casualty losses, conditions in the equity and capital markets, the ultimate resolution of litigation and competition.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                               PAGE
                                                               ----
Report of Independent Accountants...........................    40
Financial Statements:
  Consolidated Balance Sheet................................    41
  Consolidated Statement of Operations......................    42
  Consolidated Statement of Stockholder's Equity
     (Deficit)..............................................    43
  Consolidated Statement of Cash Flows......................    44
  Notes to Consolidated Financial Statements................    45

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Stockholder and Board of Directors
TransAmerican Energy Corporation:

     We have audited the accompanying consolidated balance sheet of TransAmerican Energy Corporation as of January 31, 1998 and 1997 and the related consolidated statements of operations, stockholder's equity (deficit) and cash flows for the years ended January 31, 1998 and 1997, the six months ended January 31, 1996 and the year ended July 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of TransAmerican Energy Corporation as of January 31, 1998 and 1997, and the results of their operations and their cash flows for the years ended January 31, 1998 and 1997, the six months ended January 31, 1996 and the year ended July 31, 1995, in conformity with generally accepted accounting principles.

     The accompanying consolidated financial statements have been prepared assuming that the Company and its wholly-owned subsidiary, TransAmerican Refining Corporation ("TARC"), will continue as going concerns. TARC has historically incurred losses and negative cash flow from operating activities as a result of limited refinery operations that did not cover the fixed costs of maintaining the refinery, increased working capital requirements, including debt service, and losses on refinery product sales and processing arrangements. There is no assurance that TARC can complete its refinery construction and expansion program, fund its future working capital requirements or achieve positive cash flow from operations. As a result, there is substantial doubt about TARC's ability to continue as a going concern. TARC's plans are described in Note 2. Additionally, the Company has pledged its ownership interest in TransTexas Gas Corporation ("TransTexas") as collateral on the Company's Senior Discount Notes, the repayment of which is substantially dependent on TARC's ability to provide cash flow from operations or otherwise provide funds for debt repayment. In the event TARC does not provide adequate funds to the Company, the Company may not be able to recover its investment in TARC and could lose its ownership interest in TransTexas. Therefore, there is substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

                                            COOPERS & LYBRAND L.L.P.

Houston, Texas
April 30, 1998

                        TRANSAMERICAN ENERGY CORPORATION

                           CONSOLIDATED BALANCE SHEET
                (IN THOUSANDS OF DOLLARS, EXCEPT SHARE AMOUNTS)

                                                              JANUARY 31,    JANUARY 31,
                                                                 1998           1997
                                                              -----------    -----------
                           ASSETS
Current assets:
  Cash and cash equivalents.................................  $   86,513     $   24,179
  Restricted cash held in disbursement accounts.............     158,563             --
  Cash restricted for interest..............................      32,823         46,000
  Investments held in trust.................................       9,114             --
  Accounts receivable.......................................      17,926         78,660
  Inventories...............................................      16,437         12,481
  Other current assets......................................      12,065         25,638
                                                              ----------     ----------
          Total current assets..............................     333,441        186,958
                                                              ----------     ----------
Property and equipment......................................   2,350,060      2,836,696
Less accumulated depreciation, depletion and amortization...     741,952      1,451,417
                                                              ----------     ----------
  Net property and equipment -- based on the full cost
     method of accounting for gas and oil properties of
     which $104,389 and $158,973 was excluded from
     amortization at January 31, 1998 and 1997,
     respectively...........................................   1,608,108      1,385,279
                                                              ----------     ----------
Restricted cash held in disbursement accounts...............      60,166             --
Cash restricted for interest................................      16,348             --
Investments held in trust...................................       8,592             --
Receivable from affiliates..................................       1,463             --
Other assets, net...........................................     103,321         41,498
                                                              ----------     ----------
                                                              $2,131,439     $1,613,735
                                                              ==========     ==========
       LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)
Current liabilities:
  Accounts payable..........................................  $   84,181     $   48,202
  Payable to affiliate......................................       6,758          1,604
  Accrued liabilities.......................................      52,326         98,861
  Current maturities of long-term debt......................      16,891          5,787
                                                              ----------     ----------
          Total current liabilities.........................     160,156        154,454
                                                              ----------     ----------
Due to affiliates...........................................       6,827         26,295
Notes payable to affiliate..................................          --         46,589
Long-term debt, less current maturities.....................   1,761,689      1,275,597
Revolving credit agreement..................................       7,917         26,268
Production payments, less current portion...................       4,121         11,931
Deferred revenue............................................          --         54,554
Deferred income taxes.......................................      39,497         31,367
Other liabilities...........................................      25,668         33,593
Minority interest in net income of TransTexas...............      35,162             --
Redeemable preferred stock, $0.01 par value, 10,000 shares
  authorized; Series A -- 1,000 shares issued and
  outstanding at January 31, 1997...........................          --             96
Commitments and contingencies (Note 16).....................          --             --
Stockholder's equity (deficit):
  Common stock, $0.01 par value, 100,000 shares authorized;
     9,000 shares issued and outstanding....................          --             --
  Additional paid-in capital................................     200,996        158,535
  Accumulated deficit.......................................    (110,594)      (148,508)
                                                              ----------     ----------
                                                                  90,402         10,027
  Advances to affiliates....................................          --        (57,036)
                                                              ----------     ----------
          Total stockholder's equity (deficit)..............      90,402        (47,009)
                                                              ----------     ----------
                                                              $2,131,439     $1,613,735
                                                              ==========     ==========

          See accompanying notes to consolidated financial statements.

                        TRANSAMERICAN ENERGY CORPORATION

                      CONSOLIDATED STATEMENT OF OPERATIONS
                (IN THOUSANDS OF DOLLARS, EXCEPT SHARE AMOUNTS)

                                                                                   SIX MONTHS ENDED
                                               YEAR ENDED JANUARY 31,                 JANUARY 31,          YEAR ENDED
                                        ------------------------------------    -----------------------     JULY 31,
                                          1998         1997         1996          1996         1995           1995
                                        ---------    ---------   -----------    --------    -----------    ----------
                                                                 (UNAUDITED)                (UNAUDITED)
Revenues:
  Gas, condensate and natural gas
    liquids...........................  $ 164,172    $ 360,740    $ 254,275     $123,253     $142,070      $ 273,092
  Transportation......................     12,055       34,423       33,518       15,892       19,161         36,787
  Product sales.......................         --       10,857      176,229      107,237       71,035        140,027
  Gain on the sale of assets..........    543,365        7,856          474          474           --             --
  Other...............................      6,141          297          361          127          603            837
                                        ---------    ---------    ---------     --------     --------      ---------
        Total revenues................    725,733      414,173      464,857      246,983      232,869        450,743
                                        ---------    ---------    ---------     --------     --------      ---------
Costs and expenses:
  Operating...........................     68,836      154,313      273,860      154,697      124,960        244,123
  Depreciation, depletion and
    amortization......................     91,075      139,678      126,821       64,053       73,051        135,819
  General and administrative..........     68,210       57,500       45,768       21,213       21,037         45,592
  Taxes other than income taxes.......     14,769       26,772       17,965        8,133        8,376         18,208
  Litigation settlement...............         --      (96,000)     (18,300)     (18,300)          --             --
                                        ---------    ---------    ---------     --------     --------      ---------
        Total costs and expenses......    242,890      282,263      446,114      229,796      227,424        443,742
                                        ---------    ---------    ---------     --------     --------      ---------
        Operating income..............    482,843      131,910       18,743       17,187        5,445          7,001
                                        ---------    ---------    ---------     --------     --------      ---------
Other income (expense):
  Interest income.....................     21,952        5,748       11,079        5,197          916          6,798
  Interest expense, net...............   (113,233)    (101,670)    (100,358)     (49,348)     (30,002)       (81,012)
  Gain on the sale of TransTexas
    stock.............................         --       42,607           --           --           --             --
  Other, net..........................          5          373        2,106         (229)         116          2,451
                                        ---------    ---------    ---------     --------     --------      ---------
        Total other income
          (expense)...................    (91,276)     (52,942)     (87,173)     (44,380)     (28,970)       (71,763)
                                        ---------    ---------    ---------     --------     --------      ---------
Income (loss) before income taxes,
  minority interest and extraordinary
  item................................    391,567       78,968      (68,430)     (27,193)     (23,525)       (64,762)
Income taxes (benefit)................    161,669       12,491       (2,700)        (416)        (131)        (2,415)
                                        ---------    ---------    ---------     --------     --------      ---------
  Income (loss) before minority
    interest and extraordinary item...    229,898       66,477      (65,730)     (26,777)     (23,394)       (62,347)
Minority interest in net income of
  TransTexas..........................    (35,162)          --           --           --           --             --
Extraordinary item -- early
  extinguishment of debt, net of
  income taxes........................   (156,796)          --      (56,637)          --           --        (56,637)
                                        ---------    ---------    ---------     --------     --------      ---------
        Net income (loss) before
          preferred stock dividend....  $  37,940    $  66,477    $(122,367)    $(26,777)    $(23,394)     $(118,984)
                                        =========    =========    =========     ========     ========      =========
Series A preferred stock dividend.....  $      19    $      19    $      --     $     --     $     --      $      --
                                        =========    =========    =========     ========     ========      =========
Net income (loss) available for common
  stockholders........................  $  37,921    $  66,458    $(122,367)    $(26,777)    $(23,394)     $(118,984)
                                        =========    =========    =========     ========     ========      =========
Basic and diluted net income (loss)
  per common share:
  Income (loss) before extraordinary
    item..............................  $  21,635    $   7,384    $  (7,303)    $ (2,975)                  $ (13,901)
  Extraordinary item..................    (17,422)          --       (6,293)          --                     (12,628)
                                        ---------    ---------    ---------     --------                   ---------
                                        $   4,213    $   7,384    $ (13,596)    $ (2,975)                  $ (26,529)
                                        =========    =========    =========     ========                   =========
Weighted average number of shares
  outstanding.........................      9,000        9,000        9,000        9,000                       4,485
                                        =========    =========    =========     ========                   =========

          See accompanying notes to consolidated financial statements.

                        TRANSAMERICAN ENERGY CORPORATION

            CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY (DEFICIT)
                (IN THOUSANDS OF DOLLARS, EXCEPT SHARE AMOUNTS)

                                                                            RETAINED
                                                         ADDITIONAL         EARNINGS                          TOTAL
                                                      PAID-IN CAPITAL     (ACCUMULATED     ADVANCES       STOCKHOLDER'S
                                  SHARES   AMOUNT    (CAPITAL DEFICIT)      DEFICIT)     TO AFFILIATES   EQUITY (DEFICIT)
                                  ------   -------   ------------------   ------------   -------------   ----------------
Balance at July 31, 1994........  1,000    $   --         $      1         $      --       $     --         $       1
  Stock Transfer, as adjusted...     --        --          175,018           (65,287)            --           109,731
  Issuance of common stock......  8,000        --               --                --             --                --
  Net loss......................     --        --               --          (118,984)            --          (118,984)
                                  -----    -------        --------         ---------       --------         ---------
Balance at July 31, 1995........  9,000        --          175,019          (184,271)            --            (9,252)
  Net loss......................     --        --               --           (26,777)            --           (26,777)
                                  -----    -------        --------         ---------       --------         ---------
Balance at January 31, 1996.....  9,000        --          175,019          (211,048)            --           (36,029)
  Transfer of litigation escrow
    to affiliate................     --        --          (22,484)               --             --           (22,484)
  Contribution of Signal Capital
    Holdings Corporation stock
    by affiliate................     --        --            6,000                --             --             6,000
  Advances to affiliates........     --        --               --                --        (57,036)          (57,036)
  Elimination of intercompany
    gain on property purchased
    from affiliate..............     --        --               --            (3,918)            --            (3,918)
  Preferred stock dividends.....     --        --               --               (19)            --               (19)
  Net income....................     --        --               --            66,477             --            66,477
                                  -----    -------        --------         ---------       --------         ---------
Balance at January 31, 1997.....  9,000        --          158,535          (148,508)       (57,036)          (47,009)
  Collection of advances from
    affiliates..................     --        --               --                --         57,036            57,036
  Advance to affiliate..........     --        --          (13,304)               --             --           (13,304)
  Contribution from affiliate...     --        --           21,513                --             --            21,513
  Assumption of tax liability by
    affiliate...................     --        --          129,549                --             --           129,549
  Issuance of warrants by
    TARC........................     --        --           11,676                --             --            11,676
  Dividend to affiliate.........     --        --          (23,000)               --             --           (23,000)
  Preferred stock dividend......     --        --               --               (19)            --               (19)
  Redemption of Series A
    preferred stock.............     --        --               (3)               (7)            --               (10)
  Contribution of TARC warrants
    from affiliate..............     --        --              686                --             --               686
  TransTexas purchase of
    treasury stock..............     --        --          (61,424)               --             --           (61,424)
  Purchase of TARC warrants.....     --        --          (23,232)               --             --           (23,232)
  Net income....................     --        --               --            37,940             --            37,940
                                  -----    -------        --------         ---------       --------         ---------
Balance at January 31, 1998.....  9,000    $   --         $200,996         $(110,594)      $     --         $  90,402
                                  =====    =======        ========         =========       ========         =========

          See accompanying notes to consolidated financial statements.

                        TRANSAMERICAN ENERGY CORPORATION

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                           (IN THOUSANDS OF DOLLARS)

                                                                                                SIX MONTHS ENDED          YEAR
                                                            YEAR ENDED JANUARY 31,                 JANUARY 31,           ENDED
                                                     -------------------------------------   -----------------------    JULY 31,
                                                        1998         1997         1996         1996         1995          1995
                                                     -----------   ---------   -----------   ---------   -----------   ----------
                                                                               (UNAUDITED)               (UNAUDITED)
Operating activities:
  Net income (loss)................................  $    37,940   $  66,477   $ (122,367)   $ (26,777)   $ (23,394)   $ (118,984)
  Adjustments to reconcile net income (loss) to net
    cash provided (used) by operating activities:
    Extraordinary item.............................      156,796          --       56,637           --           --        56,637
    Litigation, net................................           --          --       (9,300)     (16,300)       4,500        11,500
    Depreciation, depletion and amortization.......       91,075     139,678      126,821       64,053       73,051       135,819
    Amortization of discount on long-term debt.....       42,064       8,470       11,062        3,389           --         7,673
    Amortization of debt issue costs...............        3,397       1,653        4,348        1,533        1,524         4,339
    Gain on the sale of assets.....................     (543,365)     (1,343)        (474)        (474)          --            --
    Deferred income taxes..........................      161,670      (8,889)       6,263         (416)      (1,483)        5,196
    Issuance of warrants for professional fees.....        3,503          --           --           --           --            --
    Gain on the sale of TransTexas stock...........           --     (42,607)          --           --           --            --
    Inventory write-down...........................           --          --        5,671        4,406           --         1,265
    Proceeds from volumetric production payments...           --      58,621       32,850       32,850           --            --
    Repayment of volumetric production payments....      (45,134)         --           --           --           --            --
    Amortization of deferred revenue...............       (9,420)    (36,917)          --           --           --            --
    Minority interest in net income of consolidated
      subsidiary...................................       35,162          --           --           --           --            --
    Changes in assets and liabilities:
      Accounts receivable..........................       60,734     (42,288)      (4,264)      (9,189)      14,760        19,685
      Inventories..................................       (3,953)     (1,035)      (7,299)       4,057        4,816        (6,540)
      Other current assets.........................        9,573       2,671       (8,468)       1,564       (2,414)      (12,446)
      Accounts payable.............................       21,147      13,914      (18,405)       1,995        2,901       (17,499)
      Accrued liabilities..........................      (56,316)     32,561      (22,306)      (6,975)     (11,853)      (27,184)
      Transactions with affiliates, net............       38,854          (2)     (16,032)      (3,447)         265       (12,320)
      Other assets.................................       (3,468)     21,491       (2,798)         569         (323)       (3,690)
      Other liabilities............................       (5,005)    (20,173)      (1,994)      (1,928)         500           434
                                                     -----------   ---------   ----------    ---------    ---------    ----------
    Net cash provided (used) by operating
      activities...................................       (4,746)    192,282       29,945       48,910       62,850        43,885
                                                     -----------   ---------   ----------    ---------    ---------    ----------
Investing activities:
  Capital expenditures.............................     (713,354)   (427,232)    (493,433)    (275,451)    (158,476)     (376,458)
  Prepaid capital expenditures.....................      (24,216)         --           --           --           --            --
  Proceeds from the sale of assets.................    1,062,490      92,518       20,500       20,500           --            --
  Increase in cash restricted for interest.........      (49,171)    (92,000)     (90,722)     (46,000)          --       (44,722)
  Withdrawals from cash restricted for interest....       46,000      92,000       44,722       44,722           --            --
  Increase in investments held in trust............      (17,706)         --           --           --           --            --
  Contribution to affiliate........................      (13,304)         --           --           --           --            --
  Advances to affiliate............................           --     (24,750)          --           --           --            --
  Payment of advances by affiliate.................       24,750          --           --           --           --            --
  Purchase of TARC warrants........................      (32,943)         --           --           --           --            --
  TransTexas purchase of treasury stock............      (61,424)         --           --           --           --            --
  Production payment by affiliate..................           --          --        3,547           --          844         4,391
                                                     -----------   ---------   ----------    ---------    ---------    ----------
    Net cash provided (used) by investing
      activities...................................      221,122    (359,464)    (515,386)    (256,229)    (157,632)     (416,789)
                                                     -----------   ---------   ----------    ---------    ---------    ----------
Financing activities:
  Issuance of long-term debt.......................    1,614,706     125,645    1,113,750        3,000       10,000     1,120,750
  Principal payments on long-term debt.............   (1,372,711)    (20,238)    (562,719)        (219)          --      (562,500)
  Increase in restricted cash held in disbursement
    accounts.......................................     (512,404)    (26,549)    (173,000)          --           --      (173,000)
  Withdrawals from disbursement accounts...........      293,675      50,949      148,595      116,452           --        32,143
  Issuance of production payments..................       20,977      28,598       49,500           --           --        49,500
  Principal payments on production payments........      (29,504)    (45,205)     (16,699)      (8,833)          --        (7,866)
  Revolving credit agreement, net..................      (18,351)      5,903       11,664       20,365        8,701            --
  Advances from affiliates.........................       15,026      49,152       12,905       12,270       86,925        87,560
  Repayment of advances and notes payable to
    affiliates.....................................      (66,000)     (1,925)     (48,750)      (8,750)     (20,000)      (60,000)
  Dividend to TransAmerican........................      (23,000)         --           --           --           --            --
  Proceeds from the sale of TransTexas stock.......           --      42,607           --           --           --            --
  Debt issue costs.................................      (75,039)     (9,187)     (36,195)      (1,258)      (3,578)      (38,515)
  Increase in cash restricted for TransTexas share
    repurchases....................................     (399,284)         --           --           --           --            --
  Withdrawals from cash restricted for TransTexas
    share repurchases..............................      399,284          --           --           --           --            --
  Transfer of litigation escrow to affiliate.......           --     (22,484)          --           --           --            --
  Issuance of Series A preferred stock.............           --          --           96           --           --            96
  Dividend payment on Series A preferred stock.....          (19)        (19)          --           --           --            --
  Redemption of Series A preferred stock...........         (106)         --           --           --           --            --
  Other............................................       (1,292)         --         (458)        (458)          --            --
                                                     -----------   ---------   ----------    ---------    ---------    ----------
        Net cash provided (used) by financing
          activities...............................     (154,042)    177,247      498,689      132,569       82,048       448,168
                                                     -----------   ---------   ----------    ---------    ---------    ----------
        Increase in cash and cash equivalents......       62,334      10,065       13,248      (74,750)     (12,734)       75,264
Beginning cash and cash equivalents................       24,179      14,114          866       88,864       13,600        13,600
                                                     -----------   ---------   ----------    ---------    ---------    ----------
Ending cash and cash equivalents...................  $    86,513   $  24,179   $   14,114    $  14,114    $     866    $   88,864
                                                     ===========   =========   ==========    =========    =========    ==========

          See accompanying notes to consolidated financial statements.

                        TRANSAMERICAN ENERGY CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          (INFORMATION WITH RESPECT TO THE YEAR ENDED JANUARY 31, 1996 AND THE INTERIM PERIOD ENDED JANUARY 31, 1995 IS UNAUDITED)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Organization

     The consolidated financial statements include the following subsidiaries of TransAmerican Energy Corporation ("TEC" or the "Company"), a wholly owned subsidiary of TransAmerican Natural Gas Corporation ("TransAmerican"):

        TransTexas Gas Corporation and subsidiaries ("TransTexas") TransAmerican Refining Corporation ("TARC")

     The Company was formed on July 12, 1994 to hold certain shares of common stock of TransTexas and all of the outstanding capital stock of TARC. The consolidated financial statements include the financial statements of TransTexas and TARC on a wholly-owned basis.

     The TEC Notes Indenture (as defined), as well as the debt instruments of TransTexas and TARC, contain substantial restrictions which essentially prevent the Company from using the assets of one entity to satisfy the liabilities of the other and substantially limit transactions between affiliates. Accordingly, the consolidated financial statements should be read in conjunction with the separate financial statements of TransTexas and TARC filed as a part of their respective Annual Reports on Form 10-K for the fiscal year ended January 31, 1998.

  Change in Fiscal Year

     On January 30, 1996, the Board of Directors determined to change the Company's fiscal year end for financial reporting purposes to January 31 from July 31. The consolidated financial statements include presentation of the year ended January 31, 1997 and the six months ended January 31, 1996 (the "Transition Period") and the comparable prior year and six month periods which are unaudited.

  Use of Estimates and Reclassifications

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date(s) of the financial statements, and the reported amounts of revenues and expenses during the reporting period(s). The Company's most significant financial estimates are based on litigation, income taxes and remaining proved gas and oil reserves. Actual results could differ from these estimates. Certain previously reported financial information has been reclassified to conform to the current presentation. The reclassifications did not affect net income (loss) or stockholder's equity.

  Cash and Cash Equivalents

     The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents in restricted accounts are excluded from cash and are classified in accordance with the terms of the restrictions.

  Inventories

     The Company's inventories, consisting primarily of tubular goods, feedstocks and refined products, are stated at the lower of average cost or market. At January 31, 1996 and July 31, 1995, TARC wrote down the

                        TRANSAMERICAN ENERGY CORPORATION
value of its inventories by approximately $4.4 million and $1.3 million, respectively, to reflect existing market prices.

  Investments

     Investments in fixed income securities are classified as held to maturity and are carried at amortized cost. Short-term investments are carried at cost, which approximates market value. The realized gain or loss on investment transactions is determined on the basis of specific identification and is included in earnings on the trade date.

  Gas and Oil Properties

     The Company uses the full cost method of accounting for exploration and development costs. Under this method of accounting, the cost for successful as well as unsuccessful exploration and development activities are capitalized. Such capitalized costs and estimated future development and reclamation costs are amortized on a unit-of-production method. Net capitalized costs of gas and oil properties are limited to the lower of unamortized cost or the cost center ceiling, defined as the sum of the present value (10% discount rate) of estimated unescalated future net revenues from proved reserves; plus the cost of properties not being amortized, if any; plus the lower of cost or estimated fair value of unproved properties included in the costs being amortized, if any; less related income tax effects. As of January 31, 1998, TransTexas' net capitalized costs of gas and oil properties exceeded the cost center ceiling. TransTexas did not adjust its net capitalized costs because, subsequent to year-end, prices for gas and oil increased such that TransTexas' net capitalized costs did not exceed the recalculated cost center ceiling.

     Proceeds from the sale of gas and oil properties are applied to reduce the costs in the cost center unless the sale involves a significant quantity of reserves in relation to the cost center, in which case a gain or loss is recognized.

     Unevaluated properties and associated costs not currently being amortized and included in oil and gas properties were $104 million and $159 million at January 31, 1998 and 1997, respectively. The properties represented by these costs were at such dates undergoing exploration activities or are properties on which the Company intends to commence such activities in the future. The Company believes that the unevaluated properties at January 31, 1998 will be substantially evaluated in 12 to 24 months and it will begin to amortize these costs at such time.

  Refining Properties

     Refining property and equipment acquired subsequent to 1983, including assets transferred from TransAmerican in 1994, are stated at TransAmerican's or TARC's historical cost. During the period from 1987 through August 1993, refining property and equipment acquired prior to 1983 were carried at estimated net realizable value and no depreciation expense was charged. New or refurbished units are depreciated as placed in service. Depreciation of refinery equipment and other buildings and equipment, including assets acquired under capital leases, is computed using the straight-line method over the estimated useful lives of the assets. Costs of improving leased property are amortized over the estimated useful lives of the assets or the terms of the leases, whichever is shorter.

     The cost of repairs and minor replacements is charged to operating expense. The cost of renewals and improvements are capitalized. At the time depreciable assets are retired or otherwise disposed of, the cost and related accumulated depreciation or amortization are removed from the accounts. Gains or losses on dispositions in the ordinary course of business are included in the statement of operations. Impairment of property and equipment is reviewed whenever events or changes in circumstances indicate that the carrying

                        TRANSAMERICAN ENERGY CORPORATION
amount of assets may not be recoverable. Events or circumstances that may indicate impairment may include, among others, a prolonged shutdown of the refinery or a prolonged period of negative or low refining margins.

  Other Property and Equipment

     Other property and equipment are recorded at cost. The cost of repairs and minor replacements is charged to operating expense while the cost of renewals and betterments is capitalized. At the time depreciable assets other than gas and oil properties are retired or otherwise disposed of, the cost and related accumulated depreciation or amortization are removed from the accounts. Gains or losses on dispositions in the ordinary course of business are included in the consolidated statement of operations. Impairment of property and equipment is reviewed whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable.

     Depreciation of pipeline and transmission facilities, oilfield services equipment and other buildings and equipment is computed by the straight-line method at rates which will amortize the unrecovered cost of depreciable property and equipment, including assets acquired under capital leases, over their estimated useful lives.

     Costs of improving leased property are amortized over the estimated useful lives of the assets or the terms of the leases, whichever is shorter.

  Maintenance Turnaround Costs

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

  Debt Issue Costs

     Costs related to the issuance of long-term debt are classified as "Other Assets." Capitalized debt costs are deferred and amortized to interest expense over the scheduled maturity of the debt utilizing the interest method. In the event of a redemption of long-term debt, the related debt issue costs will be charged to income in the period of presentation.

  Defined Contribution Plan

     The Company, through its parent company, TransAmerican, maintains a defined contribution plan, which incorporates a "401(k) feature" as allowed under the Internal Revenue Code. All investments are made through Massachusetts Mutual Life Insurance Company. Employees who are at least 21 years of age and have completed one year of credited service are eligible to participate on the next semiannual entry date. The Company matches 10%, 20%, or 50% of employee contributions up to a maximum of 3% of the participant's compensation, based on years of plan participation. The Company's contributions with respect to this plan totaled approximately $0.6 million, $0.6 million, $0.2 million, and $0.3 million for the years ended January 31, 1998 and 1997, the six months ended January 31, 1996, and the year ended July 31, 1995, respectively. All contributions are currently funded.

                        TRANSAMERICAN ENERGY CORPORATION

  Treasury Stock

     TransTexas uses the cost method to account for treasury stock. In June 1997, TransTexas implemented a share repurchase program pursuant to which it repurchased approximately 3.9 million shares from public stockholders for an aggregate purchase price of approximately $61.4 million, and approximately 12.6 million shares from TARC and TEC for an aggregate purchase price of approximately $201 million. The share repurchase program was terminated in December 1997.

  Fair Value of Financial Instruments

     The Company includes fair value information in the notes to consolidated financial statements when the fair value of its financial instruments is different from the book value. The Company assumes the book value of those financial instruments that are classified as current approximate fair value because of the short maturity of these instruments. For noncurrent financial instruments, the Company uses quoted market prices or, to the extent that there are no available quoted market prices, market prices for similar instruments. When the book value approximates fair value, no additional disclosure is made.

  Revenue Recognition

     The Company recognizes revenues from the sales of refined products, natural gas, condensate and natural gas liquids in the period of delivery. Revenues from transportation of natural gas and other are recognized in the period the service is provided. The sales method is used for natural gas imbalances that arise from jointly produced properties. Volumetric production is monitored to minimize these natural gas imbalances. A natural gas imbalance liability is recorded in other liabilities if TransTexas' excess sales of natural gas exceed its estimated remaining recoverable reserves for such properties.

  Recently Issued Pronouncements

     In April 1998, the Accounting Standards Executive Committee issued Statement of Position 98-5, "Reporting on the Costs of Start Up Activities," ("SOP 98-5"), which provides guidance on the financial reporting of start-up costs and organization costs. This statement of position will be adopted by the Company effective February 1, 1998. Implementation of the statement requires start-up activities, such as those related to the Capital Improvement Program, to be expensed as incurred.

     In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"), which establishes standards for reporting information about operating segments. It also establishes standards for related disclosures about products and services, geographic areas and major customers. This statement will be adopted by the Company effective February 1, 1998. the Company believes that adoption of this statement will not have a material impact on its financial statements.

     In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"), which establishes standards for reporting and display of comprehensive income and its components in financial statements. This statement will be adopted by the Company effective February 1, 1998. The Company believes that adoption of this statement will not have a material impact on its financial statements.

                        TRANSAMERICAN ENERGY CORPORATION

  Price Management Activities

     TARC's revenues and feedstock costs have been and will continue to be affected by changes in the prices of petroleum and petroleum products. TARC's ability to obtain additional capital is also substantially dependent on refined product prices and refining margins, which are subject to significant seasonal, cyclical and other fluctuations that are beyond TARC's control.

     From time to time, TARC enters into futures contracts, options on futures, swap agreements and forward sale agreements with the intent to protect against a portion of the price risk associated with price declines from holding inventory, or fixed price purchase commitments. Commitments involving future settlement give rise to market risk, which represents the potential loss that can be caused by a change in the market value of a particular instrument and credit risk, which represents the potential loss if a counterparty is unable to perform. Under the guidelines of Statement of Financial Accounting Standards No. 80, "Accounting for Futures Contracts" ("SFAS 80"), gains and losses associated with such transactions that meet the hedge criteria in SFAS 80 will be deferred and recognized when the related products are sold. Those transactions which do not meet the hedging criteria in SFAS 80 are recorded at market value and marked to market each period resulting in a gain or a loss which is recorded in other income in the period in which a change in market value occurs.

  Concentration of Credit Risk

     Financial instruments which potentially expose the Company to credit risk consist principally of cash trade receivables, commodity price swap agreements and forward contracts. The Company selects depository banks based on management's review of the stability of the institution. Balances periodically exceed the $100,000 level covered by federal deposit insurance. To date, there have been no losses incurred due to excess deposits in any financial institution. Trade accounts receivable are generally from companies with significant natural gas marketing and petroleum activities, who would be impacted by conditions or occurrences affecting those industries. All futures contracts were with major brokerage firms and, in the opinion of management, exposed the Company to no undue credit risks. The Company performs ongoing credit evaluations and generally requires no collateral from its customers.

  Hedging Agreements

     From time to time, TransTexas enters into commodity price swap agreements (the "Hedge Agreements") to reduce its exposure to price risk in the spot market for natural gas. The Hedge Agreements are accounted for as hedges if the pricing of the hedge agreement correlates with the pricing of the natural gas production hedged. Accordingly, gains or losses are deferred and recognized as an increase or decrease in revenues in the respective month the physical volumes are sold. For the years ended January 31, 1998 and 1997, TransTexas incurred net settlement losses pursuant to the Hedge Agreements of approximately $7.4 million and $37 million, respectively. TransTexas had no Hedge Agreements outstanding at January 31, 1998. As of January 31, 1997, TransTexas had Hedge Agreements with settlement dates ranging from February 1997 through April 1997 involving total base quantities for all monthly periods aggregating approximately 20.4 TBtu of natural gas. Fixed prices for these agreements range from $1.70 to $1.78 per MMBtu ($1.76 to $1.84 per Mcf) up to maximum floating prices ranging from $2.00 to $2.20 per MMBtu ($2.07 to $2.28 per Mcf). In addition, one agreement had a fixed price of $2.48 per MMBtu ($2.57 per Mcf) with no maximum floating price.

  Income Taxes

     The Company, TARC and TransTexas file a consolidated tax return with TransAmerican. Income taxes for each company are due from or payable to TransAmerican in accordance with a tax allocation agreement (the "Tax Allocation Agreement"). It is each company's policy to record income tax expense as though it had

                        TRANSAMERICAN ENERGY CORPORATION
filed separately. Deferred income taxes are recognized, at enacted tax rates, to reflect the future effects of tax carryforwards and temporary differences arising between the tax bases of assets and liabilities and their financial reporting amounts in accordance with Statement of Financial Accounting Standards No. 109 and the Tax Allocation Agreement between the Company, TNGC Holdings Corporation ("TNGC"), TransAmerican, TARC, TransTexas and TransAmerican's other direct and indirect subsidiaries. Income taxes include federal and state income taxes.

  Net Income (Loss) Per Share

     As of January 31, 1998, the Company had implemented Statement of Financial Accounting Standards No. 128, "Earnings per Share." Net income (loss) per share has been restated for all periods presented to the extent applicable. Basic net income per share is calculated by dividing net income available to common shareholders by the weighted average number of shares of common stock. Diluted net income per share is calculated by dividing net income available to common shareholders by the weighted average number of shares of common stock and potential shares of common stock.

2. CAPITAL IMPROVEMENT PROGRAM

     TARC's refinery is located in the Gulf Coast region along the Mississippi River, approximately 20 miles from New Orleans, Louisiana. TARC's business strategy is to modify, expand and reactivate its refinery and to maximize refining margins by converting low-cost, heavy, sour crude oils into high-value, light petroleum products including primarily gasoline and heating oil.

     In February 1995, TARC began a construction and expansion program (the "1995 Program") designed to reactivate the refinery and increase its complexity. From February 1995 through May 1997, TARC spent approximately $251 million on the 1995 Program, procured a majority of the equipment required and completed substantially all of the process design engineering and a substantial portion of the remaining engineering necessary for its completion.

     In June 1997, in connection with the TEC Notes Offering, the TARC Intercompany Loan and the TARC Notes Tender Offer, TARC adopted the Capital Improvement Program. The most significant projects include: (i) converting the visbreaker unit into a delayed coking unit to process vacuum tower bottoms into lighter petroleum products, (ii) modernizing and upgrading a fluid catalytic cracking unit to increase gasoline production capacity and allow the direct processing of low-cost atmospheric residual feedstocks, and (iii) upgrading and expanding hydrotreating, alkylation and sulfur recovery units to increase sour crude processing capacity. In addition, TARC plans to expand, modify and add other processing units, tankage and offsite facilities as part of the Capital Improvement Program. The Capital Improvement Program includes expenditures necessary to ensure that the refinery is in compliance with certain existing air and water discharge regulations and that gasoline produced will comply with federal standards. TARC will act as general contractor, but has engaged a number of specialty consultants and engineering and construction firms to assist TARC in completing the individual projects that comprise the Capital Improvement Program. Each of these firms was selected because of its specialized expertise in a particular process or unit integral to the Capital Improvement Program.

     The Capital Improvement Program will be executed in two phases. In June 1997, TARC estimated that Phase I would be completed at a cost of $223 million, would be tested and operational by September 30, 1998 and would result in the refinery having the capacity to process up to 200,000 Bpd of sour crude oil. Phase II of the Capital Improvement Program includes the completion and start-up of the Fluid Catalytic Cracking Unit utilizing state-of-the-art MSCC(SM) technology and the installation of additional equipment expected to further improve operating margins by allowing for a significant increase in the refinery's capacity to produce gasoline. In June 1997, TARC estimated that Phase II would be completed at a cost of $204 million and would be

                        TRANSAMERICAN ENERGY CORPORATION
tested and operational by July 31, 1999. TARC currently believes that actual expenditures may exceed the budget by as much as $45 million (of which $30 million is allocated to Phase I). Although there can be no assurance, TARC believes that it will have cash sufficient to fund the remaining construction, and that both Phase I and Phase II will be completed in advance of the Phase I completion date required by the TEC Indenture. TARC anticipates Mechanical Completion of the Delayed Coking Unit, the HDS Unit and the related portion of the Sulfur Recovery System in May 1998. Upon Mechanical Completion of these units, TARC will be able to purchase feedstocks using funds in the TARC Disbursement Account reserved for such purpose. TARC believes that the remainder of Phase I (other than the No. 2 Reformer) will reach Mechanical Completion during the second quarter of fiscal 1999. TARC intends to defer additional expenditures on the No. 2 Reformer until the fourth quarter of fiscal 1999, ending January 31, 1999. TARC expects to complete both Phase I and Phase II in advance of the Phase I completion date required by the TEC Notes Indenture. TARC spent approximately $215 million on the Capital Improvement Program during the period between June 1997 and January 31, 1998. As of January 31, 1998, TARC had commitments to spend another $83.3 million. The foregoing estimates, as well as other estimates and projections herein, are subject to substantial revision upon the occurrence of future events, such as unavailability of financing, engineering problems, work stoppages and cost overruns, over which TARC may not have any control, and there can be no assurance that any such projections or estimates will prove accurate.

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

3. DISBURSEMENT ACCOUNTS

     Pursuant to a disbursement agreement dated June 13, 1997, as amended December 30, 1997 (the "Disbursement Agreement") among TARC, TEC, Firstar Bank of Minnesota, N.A., as trustee (the "TEC Indenture Trustee"), Firstar Bank of Minnesota, N.A., as disbursement agent (the "Disbursement Agent"), and Baker & O'Brien, Inc., as construction supervisor (the "Construction Supervisor"), $208 million of the net proceeds from the sale of the TEC Notes was placed into accounts (collectively, the "TARC Disbursement Account") to be held and invested by the Disbursement Agent until disbursed. TEC disbursements for TARC expenditures will be treated as capital contributions. In addition, proceeds to TEC and TARC of approximately $201 million from the TransTexas share repurchase program have been deposited in the TARC Disbursement Account. On December 30, 1997, TARC deposited $119 million of the net proceeds from the issuance of its Series A Senior Subordinated Notes into the TARC Disbursement Account for use in the Capital Improvement Program. All funds in the TARC Disbursement Account are pledged as security for the repayment of the TEC Notes.

     The Disbursement Agent will make disbursements for the Capital Improvement Program out of the TARC Disbursement Account in accordance with requests made by TARC and approved by the Construction Supervisor. The Construction Supervisor is required to review each such disbursement request by TARC. No disbursements may be made from the TARC Disbursement Account for purposes other than the Capital Improvement Program other than (i) up to $1.5 million per month (except for December 1997, in which disbursements may be up to $4.5 million) to fund administrative costs and certain taxes and insurance payments, not in excess of $25.5 million in the aggregate; provided, that if less than $1.5 million is spent in any month (or less than $4.5 million is spent in December 1997) the amounts that may be disbursed in one or more subsequent months will be increased by the amount of such difference, (ii) up to $50 million for feedstock upon certification by the Construction Supervisor of the Mechanical Completion (as defined in the

                        TRANSAMERICAN ENERGY CORPORATION

TEC Notes Indenture) of the Delayed Coking Unit and associated facilities, (iii) up to $19 million to pay interest on, and to redeem, repurchase, defease, or otherwise retire the remaining TARC Notes and (iv) up to $7 million for outstanding accounts payable. In addition, interest income from the TARC Disbursement Account may be used for the Capital Improvement Program or disbursed to fund administrative and other costs of TARC and TEC. As of January 31, 1998, $225 million had been disbursed to TARC out of the TARC Disbursement Account for use in the Capital Improvement Program, $18 million for accounts payable and general and administrative expenses and $19 million for payments of interest on, and the redemption, repurchase and defeasance of the TARC Notes.

4. LIQUIDITY

     TransTexas' cash flow from operations is sensitive to the level of capital expenditures and the prices it receives for its natural gas. TransTexas' debt covenants may limit its ability to obtain additional financing or to sell properties, and there is no assurance that cash flow from operations will be sufficient to fund capital and debt service requirements.

     TransTexas makes substantial capital expenditures for the exploration and development of natural gas reserves. TransTexas historically has financed its capital expenditures, debt service and working capital requirements with cash from operations, public and private offerings of debt and equity securities, the sale of production payments, asset sales, an accounts receivable revolving credit facility and other financings.

     During the fiscal year ended January 31, 1998, total capital expenditures were $424 million, including $56 million for lease acquisitions, $296 million for drilling and development and $72 million for TransTexas' gas gathering and pipeline system and other equipment and seismic acquisitions. During fiscal 1998, TransTexas accelerated its exploration program and development drilling program, which included the successful exploration efforts in Galveston Bay, Goliad County and Brazoria County and, as a result, its capital expenditures for fiscal 1998 significantly exceeded its original anticipated amount of $220 million. Subject to cash availability, capital expenditures for fiscal 1999 are estimated to be approximately $180 million, which amount is in excess of projected cash flow from operations for fiscal 1999. A reduction in planned capital spending could result in less than anticipated cash flow from operations in fiscal 1999 and later years, which could have a material adverse effect on TransTexas. To finance these capital expenditure requirements and reduce its working capital deficit, TransTexas will be required to supplement its anticipated cash flow from operations with a combination of asset sales, including assets of the drilling services division, and financings which may include borrowings or production payments. There is no assurance that adequate funds can be obtained on a timely basis from such sources.

     TARC has historically incurred losses and negative cash flow from operating activities as a result of limited refinery operations that did not cover the fixed costs of maintaining the refinery, increased working capital requirements (including debt service) and losses on refined product sales and processing arrangements. There is no assurance that TARC can complete the Capital Improvement Program, fund its future working capital requirements or achieve positive cash flow from operations. As a result, there is substantial doubt about TARC's ability to continue as a going concern. Additionally, the Company has pledged its ownership interest in TransTexas as collateral on the Company's Senior Discount Notes, the repayment of which is substantially dependent on TARC's ability to provide cash flow from operations or otherwise provide funds for debt repayment. In the event TARC does not provide adequate funds to the Company, the Company may not be able to recover its investment in TARC and could lose its ownership interest in TransTexas. Therefore, there is substantial doubt about the Company's ability to continue as a going concern. The Consolidated Financial Statements do not include any adjustments that might result from the outcome of these uncertainties.

                        TRANSAMERICAN ENERGY CORPORATION

5. OTHER CURRENT ASSETS

     The major components of other current assets are as follows (in thousands of dollars):

                                                                 JANUARY 31,
                                                              ------------------
                                                               1998       1997
                                                              -------    -------
Prepayments:
  Trade.....................................................  $ 7,120    $ 9,580
  Insurance.................................................    4,120      2,913
Deferred loss on commodity price swap agreements............       --      8,276
Other.......................................................      825      4,869
                                                              -------    -------
                                                              $12,065    $25,638
                                                              =======    =======

6. PROPERTY AND EQUIPMENT

     The major components of property and equipment, at cost, are as follows (in thousands of dollars):

                                                   ESTIMATED           JANUARY 31,
                                                  USEFUL LIFE    ------------------------
                                                    (YEARS)         1998          1997
                                                  -----------    ----------    ----------
Land............................................                 $   19,808    $   10,746
Gas and oil properties..........................                  1,249,138     2,004,967
Gas gathering and transportation................   10                51,714       193,443
Refinery........................................   20 to 30         888,268       532,428
Equipment and other.............................    4 to 10         141,132        95,112
                                                                 ----------    ----------
                                                                 $2,350,060    $2,836,696
                                                                 ==========    ==========

     In May 1997, TransTexas consummated a stock purchase agreement with an unaffiliated buyer (the "Lobo Sale Agreement"), to effect the sale (the "Lobo Sale") of the stock of TransTexas Transmission Corporation ("TTC"), its subsidiary that owned substantially all of TransTexas' Lobo Trend producing properties and related pipeline transmission system, for an adjusted sales price of approximately $1.1 billion. With proceeds from the Lobo Sale, TransTexas repaid certain indebtedness and other obligations, including production payments, in an aggregate amount of approximately $84 million. TransTexas recorded a gain of $543.4 million on the Lobo Sale. Historical cost of the properties sold was estimated based on relative fair market value.

     Beginning in fiscal 1996, TransTexas substantially increased its exploration activities and has made significant capital expenditures for leasehold interests classified as unevaluated properties. As a result of exploratory discoveries on certain of these leases and the related capital requirements, TransTexas has farmed out certain other interests with a carrying value of $17 million and expects to farm out additional leases. To the extent these activities do not result in the discovery of proved reserves, the leases will be added to the cost center, which could result in continued increases in the depletion rate or a writedown of TransTexas' net capitalized costs of gas and oil properties. The majority of unevaluated properties will be evaluated over the next two years.

     In January 1998, TransTexas sold a portion of its Lodgepole producing properties for a sales price of $19.1 million. The proceeds from this sale were credited to the full cost pool.

     TransTexas anticipates selling its oilfield stimulation, cementing and coiled tubing equipment and related facilities on or about April 30, 1998. In addition, in April 1998 TransTexas entered into a letter of intent to sell its drilling rigs.

                        TRANSAMERICAN ENERGY CORPORATION

     Approximately $97 million and $45 million of refinery assets were being depreciated at January 31, 1998 and 1997, respectively. The remaining refinery and other assets are considered construction in process. Approximately $90.4 million of property, plant and equipment represents assets transferred by TransAmerican at net realizable value and $465.4 million represents additions recorded at historical cost. As of January 31, 1997, TARC changed the estimated useful lives of the refinery equipment currently under construction from 10 years to a range of 20 to 30 years. The change in estimate was not material to 1997 net income. TARC recognized $7.8 million, $6.7 million, $2.9 million and $5.9 million in depreciation expense for the years ended January 31, 1998 and 1997, the six months ended January 31, 1996 and the year ended July 31, 1995, respectively.

     TARC believes, based on current estimates of refining margins and projected costs of the Capital Improvement Program, that future undiscounted cash flows will be sufficient to recover the cost of the refinery over its estimated useful life as well as the costs of related identifiable intangible assets. Management believes there have been no events or changes in circumstances that would require the recognition of an impairment loss. However, due to the inherent uncertainties in estimating future refining margins, in constructing and operating a large scale refinery and the uncertainty regarding TARC's ability to complete the Capital Improvement Program, there can be no assurance that TARC will ultimately recover the cost of the refinery. Management believes that the book value of the refinery is in excess of its current estimated fair market value.

7. OTHER ASSETS

     The major components of other assets are as follows (in thousands of dollars):

                                                                  JANUARY 31,
                                                              -------------------
                                                                1998       1997
                                                              --------    -------
Debt issue costs, net of accumulated amortization of $5,061
  and $9,320 at January 31, 1998 and, 1997, respectively....  $ 68,363    $32,127
Prepaid capital expenditures................................    24,217         --
Environmental escrow........................................     5,062         --
Contractual rights and licenses, net of accumulated
  amortization of $0 and $992 at January 31, 1998 and 1997,
  respectively..............................................     3,500      5,979
Other.......................................................     2,179      3,392
                                                              --------    -------
                                                              $103,321    $41,498
                                                              ========    =======

     TARC uses the straight-line method to amortize intangibles over the periods estimated to be benefited. During fiscal 1998, TARC charged to income $22.8 million in debt issue costs and $2.2 million of intangible costs in connection with the acquisition of a tank storage facility. TransTexas expensed $9.0 million of debt issue costs in connection with the retirement of its Senior Secured Notes.

                        TRANSAMERICAN ENERGY CORPORATION

8. ACCRUED LIABILITIES

     The major components of accrued liabilities are as follows (in thousands of dollars):

                                                                 JANUARY 31,
                                                              ------------------
                                                               1998       1997
                                                              -------    -------
Royalties...................................................  $ 7,171    $27,607
Taxes other than income taxes...............................    3,146     13,501
Interest....................................................   13,189     20,978
Payroll.....................................................    6,528      6,012
Litigation settlements......................................    1,387      1,263
Settlement values of commodity price swap agreements........       --     13,276
Insurance...................................................    9,682      7,840
Maintenance turnarounds.....................................    2,673      1,909
Other.......................................................    8,550      6,475
                                                              -------    -------
                                                              $52,326    $98,861
                                                              =======    =======

9. LONG-TERM DEBT

     The major components of long-term debt are as follows (in thousands of dollars):

                                                                    JANUARY 31,
                                                              ------------------------
                                                                 1998          1997
                                                              ----------    ----------
11 1/2% Senior Secured Notes due 2002 -- TEC................  $  475,000    $       --
13% Senior Secured Discount Notes due 2002 -- TEC...........     951,009            --
11 1/2% Senior Secured Notes due 2002 -- TransTexas.........          --       800,000
13 1/4% Senior Subordinated Notes due 2003 -- TransTexas....          --       101,092
13 3/4% Senior Subordinated Notes due 2001 -- TransTexas....     115,815            --
Guaranteed First Mortgage Discount Notes due 2002 -- TARC...       6,890       269,606
Guaranteed First Mortgage Notes due 2002 -- TARC............       7,531        96,124
Acquisition Note -- TARC....................................      36,000            --
16% Senior Subordinated Notes due 2003 -- TARC..............     166,955            --
Notes payable, ranging from 9.43% to 13%, due through
  2001......................................................      19,380        14,562
                                                              ----------    ----------
          Total long-term debt..............................   1,778,580     1,281,384
Less current maturities.....................................      16,891         5,787
                                                              ----------    ----------
                                                              $1,761,689    $1,275,597
                                                              ==========    ==========

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

     The TEC Senior Secured Notes bear interest at a rate of 11 1/2% per annum payable semi-annually in cash in arrears on June 15 and December 15 of each year, commencing December 15, 1997. Principal on the TEC Senior Secured Discount Notes will accrete to 100% of the face value thereof by June 15, 1999. Commencing December 15, 1999, cash interest on the TEC Senior Secured Discount Notes will be payable semi-annually

                        TRANSAMERICAN ENERGY CORPORATION
in arrears on June 15 and December 15 of each year at a rate of 13% per annum. The TEC Notes will mature on June 15, 2002. The TEC Notes are not redeemable prior to June 15, 2000, except that the Company may redeem, at its option, prior to June 15, 2000, up to 35% of the original aggregate principal amount of the TEC Senior Secured Notes and up to 35% of the accreted value of the TEC Senior Secured Discount Notes, at the redemption prices set forth in the TEC Notes Indenture, plus accrued and unpaid interest, if any, to and including the date of redemption, with the net proceeds of any equity offering. On or after June 15, 2000, the TEC Notes will be redeemable at the option of TEC, in whole or in part, at the redemption prices set forth in the TEC Notes Indenture, plus accrued and unpaid interest, if any, to and including the date of redemption. Upon the occurrence of a Change of Control (as defined), TEC will be required to make an offer to purchase all of the outstanding TEC Notes at a price equal to 101% of the principal amount thereof, together with accrued and unpaid interest, if any, or, in the case of any such offer to purchase TEC Senior Secured Discount Notes prior to June 15, 1999, at a price equal to 101% of the accreted value thereof, in each case, to and including the date of purchase. In addition, TEC will be obligated, subject to certain conditions, to make an offer to purchase TEC Notes with Excess Cash (as defined) at a price equal to 108% of the principal amount or accreted value thereof, as applicable, if such purchase occurs during the period from January 1, 1998 through June 14, 2000, and thereafter at the redemption prices set forth in the TEC Notes Indenture in each case, together with accrued and unpaid interest, if any, to and including the date of purchase. As of January 31, 1998, the fair value, based on quoted market prices, of the TEC Senior Secured Notes and the TEC Senior Secured Discount Notes was approximately $485 million and $941 million, respectively.

     With the proceeds of the TEC Notes Offering, TEC made an intercompany loan to TransTexas (the "TransTexas Intercompany Loan") and also made an intercompany loan to TARC (the "TARC Intercompany Loan" and, together with the TransTexas Intercompany Loan, the "Intercompany Loans"). The TransTexas Intercompany Loan
(i) is in the principal amount of $450 million, (ii) bears interest at a rate of 10 7/8% per annum, payable semi-annually in cash in arrears and (iii) is secured initially by a security interest in substantially all of the assets of TransTexas other than inventory, receivables and equipment. The TARC Intercompany Loan (i) is in the original amount of $676 million, (ii) accretes principal at 16% per annum, compounded semi-annually, until June 15, 1999, to a final accreted value of $920 million, and thereafter pays interest semi-annually in cash in arrears on the accreted value thereof, at a rate of 16% per annum, and (iii) is secured initially by a security interest in substantially all of TARC's assets other than inventory, receivables and equipment. The Intercompany Loans will mature on June 1, 2002. The Intercompany Loan Agreements contain certain restrictive covenants, including, among others, limitations on incurring additional debt, asset sales, dividends and transactions with affiliates. In connection with the TEC Notes Offering, TEC allocated $24.9 million of debt issuance costs to TARC and $12.6 million to TransTexas which are reflected as a contribution of capital. Such costs are being amortized over the term of the Intercompany Loans using the interest method. Upon the occurrence of a Change of Control (as defined), TEC will be required to make an offer to purchase all of the outstanding TEC Notes at a price equal to 101% of the principal amount thereof, together with accrued and unpaid interest, if any, or, in the case of any such offer to purchase the TEC Senior Secured Discount Notes prior to June 15, 1999, at a price equal to 101% of the accreted value thereof, in each case, to and including the date of purchase. Pursuant to the terms of the Intercompany Loans, TEC may require TransTexas and TARC to pay a pro rata share of the purchase price paid by TEC in an offer to purchase pursuant to a Change of Control. See "Potential Effects of a Change of Control" in Note 16.

     On June 20, 1995, TransTexas issued $800 million aggregate principal amount of 11 1/2% Senior Secured Notes due 2002 (the "Senior Secured Notes"). TransTexas received net proceeds of approximately $787 million from the sale of the Senior Secured Notes after deducting underwriting discounts, fees and expenses. TransTexas used approximately $556 million of the net proceeds to retire the entire principal amount of TransTexas' $500 million 10 1/2% Senior Secured Notes due 2000 (the "Prior Notes"), including premium and consent fees and accrued and unpaid interest, and approximately $46 million to establish an interest reserve account. The remainder was used for lease acquisitions, drilling and development and general

                        TRANSAMERICAN ENERGY CORPORATION
and corporate purposes. TransTexas recorded an extraordinary loss on the extinguishment of the Prior Notes of approximately $56.6 million, net of an income tax benefit.

     In December 1996, TransTexas issued $189 million in face amount of 13 1/4% Series A Senior Subordinated Notes due 2003 (the "Old Subordinated Notes") to unaffiliated third parties. The Old Subordinated Notes were sold with original issue discount at a price equal to 52.6166% of the principal amount shown on the face thereof, for gross proceeds of approximately $99.45 million. Proceeds from the issuance of the Old Subordinated Notes were used for working capital and general corporate purposes.

     On June 13, 1997, TransTexas completed a tender offer (the "Tender Offer") for its Senior Secured Notes for 111 1/2% of their principal amount (plus accrued and unpaid interest). Approximately $785.4 million principal amount of Senior Secured Notes were tendered and accepted by TransTexas. The Senior Secured Notes remaining outstanding were called for redemption on June 30, 1997 pursuant to the terms of the Senior Secured Notes Indenture.

     On June 19, 1997, TransTexas completed an exchange offer (the "Subordinated Notes Exchange Offer"), pursuant to which it exchanged approximately $115.8 million aggregate principal amount of its 13 3/4% Series C Senior Subordinated Notes due 2001 (the "Series C Subordinated Notes") for all of the Old Subordinated Notes. On October 10, 1997, TransTexas completed a registered exchange offer whereby it issued $115.8 million aggregate principal amount of its 13 3/4% Series D Senior Subordinated Notes due 2001 (the "Subordinated Notes") in exchange for all of the outstanding Series C Subordinated Notes. The indenture governing the Subordinated Notes includes certain restrictive covenants, including, among others, limitations on incurring additional debt, asset sales, dividends and transactions with affiliates. The fair value of the Subordinated Notes, based on quoted market prices as of January 31, 1998, was $129.7 million.

     As a result of the Tender Offer and the Subordinated Notes Exchange Offer, TransTexas recorded a $72 million after tax extraordinary charge during the year ended January 31, 1998.

     On February 23, 1995, TARC issued 340,000 A Units consisting of $340 million aggregate principal amount of 18 1/2% Guaranteed First Mortgage Discount Notes due 2002 ("Discount Mortgage Notes") and 5,811,773 Common Stock Purchase Warrants ("1995 Warrants"), and 100,000 B Units consisting of $100 million aggregate principal amount of 16 1/2% Guaranteed First Mortgage Notes due 2002 ("Mortgage Notes" and, together with the Discount Mortgage Notes, the "TARC Notes") and 1,683,540 1995 Warrants. Interest is payable semi-annually with the first interest payment on the Discount Mortgage Notes due August 15, 1998. Interest payments on the Mortgage Notes began August 15, 1995. The TARC Notes are senior obligations of TARC, collateralized as of January 31, 1998 by a first priority lien on substantially all of TARC's property and assets and pledges of
1.9 million shares of common stock of TransTexas and all of TARC's outstanding common stock. The 1995 Warrants are exercisable at a price of $0.01 per share and expire on February 15, 2002. TARC allocated $23.3 million of the proceeds from the issuance of the TARC Notes to the 1995 Warrants based on their estimated fair value.

     TARC received approximately $301 million from the sale of A Units and B Units. Net proceeds to TARC were approximately $92 million after deducting approximately $16 million for underwriting discounts, commissions, fees and expenses, approximately $20 million for the repayment of the balance of a loan from TransAmerican ("TransAmerican Loan"), and $173 million which was deposited into a cash collateral account to fund the 1995 Program.

     On June 13, 1997, TEC completed a tender offer for all of the then outstanding 1995 Warrants at a price of $4.50 per warrant. Pursuant to the tender offer, TEC purchased 7,320,552 1995 Warrants for an aggregate purchase price of approximately $33 million. The excess of the purchase price over TEC's basis in the 1995 Warrants of approximately $9.8 million was treated as an acquisition of a minority interest. TransAmerican subsequently purchased 163,679 1995 Warrants for an aggregate purchase price of approximately $0.7 million. In December 1997, TransAmerican sold 11,100 1995 Warrants to an unaffiliated third party. The remaining

                        TRANSAMERICAN ENERGY CORPORATION

1995 Warrants owned by TransAmerican, as well as the 1995 Warrants purchased by TEC in the tender offer, were contributed to TARC and cancelled. As of January 31, 1998, there were 22,119 1995 Warrants outstanding.

     On June 13, 1997, TARC completed a tender offer (the "TARC Notes Tender Offer") for the (i) TARC Mortgage Notes for 112% of their principal amount (plus accrued and unpaid interest) and (ii) TARC Discount Notes for 112% of their accreted value. In connection with the TARC Notes Tender Offer, TARC obtained consents from holders of the TARC Notes to certain waivers under, and amendments to, the indenture governing the TARC Notes (the "TARC Notes Indenture"), which eliminated or modified certain of the covenants and other provisions contained in the TARC Notes Indenture. TARC Mortgage Notes and TARC Discount Notes with an aggregate carrying value of $423 million were tendered and accepted by TARC at a cost to TARC of approximately $437 million (including accrued interest, premiums and other costs). As a result of the TARC Notes Tender Offer, $22.8 million of debt issuance costs were written off and TARC recorded a total extraordinary charge of $84.8 million during the year ended January 31, 1998. On January 14, 1998, TARC called for redemption on February 17, 1998 approximately $7 million in aggregate principal amount of TARC Notes. On January 16, 1998, TARC deposited, pursuant to an irrevocable trust agreement, approximately $9.8 million in order to defease the remaining TARC Notes. The amount deposited was invested in U.S. Treasury strip securities which will yield on maturity amounts sufficient to pay the principal of the remaining TARC Notes and interest thereon from the date of deposit to and including the final redemption date, as well as a call premium of 6%. The maturity dates of the strip securities coincide with the final redemption date of February 15, 1999 and all scheduled interest payment dates occurring during the period ending on such final redemption date. As of January 31, 1998, the amortized cost of these investments approximated fair value. As of January 31, 1998, TARC Mortgage Notes and TARC Discount Notes with an aggregate carrying value of approximately $14.4 million remained outstanding. On April 17, 1998, the TARC Notes were defeased and the collateral securing the TARC Notes was released.

     On December 10, 1997, TARC issued to an unaffiliated third party a 13% Senior Secured Note due 2002 (the "Acquisition Note") in the principal amount of $36 million to finance a portion of the purchase price of a tank storage facility purchased in September 1997. The Acquisition Note is secured by a mortgage on the tank storage facility, and is governed by a Note Purchase Agreement containing restrictive covenants substantially similar to those contained in the TARC Intercompany Loan and the TEC Notes Indenture. The Acquisition Note bears interest at 13%, payable semiannually on June 15 and December 15, and matures on December 15, 2002.

     On December 30, 1997, TARC issued in a private offering 175,000 Units consisting of $175 million in aggregate principal amount of 16% Series A Senior Subordinated Notes due 2003 (the "Series A Senior Subordinated Notes") and 175,000 common stock purchase warrants (the "December 1997 Warrants"). The Series A Senior Subordinated Notes bear interest at 16%, payable semi-annually on June 30 and December 30 and mature on June 30, 2003. The December 1997 Warrants will be exercisable on or after December 30, 1998 at a price of $0.01 per share and expire on June 20, 2003. Net proceeds to TARC, after deducting fees and expenses of approximately $8 million, were approximately $167 million. Net proceeds of $8.2 million from the sale of the Units was allocated to the December 1997 Warrants. TARC deposited $119 million of the net proceeds into the TARC Disbursement Account for use in the Capital Improvement Program and deposited $42 million into an interest reserve account for interest payments on the Series A Senior Subordinated Notes through June 30, 1999. The remaining $6 million of net proceeds was used for general corporate purposes including the redemption and defeasance of the TARC Notes. The indenture governing the Series A Senior Subordinated Notes contains certain restrictive covenants, including, among others, limitations on incurring additional debt, asset sales, dividends and transactions with affiliates.

     On March 16, 1998, TARC issued in a private offering 25,000 Units consisting of $25 million in aggregate principal amount of 16% Series C Senior Subordinated Notes due 2003 (the "Series C Senior

                        TRANSAMERICAN ENERGY CORPORATION

Subordinated Notes" and, together with the Series A Senior Subordinated Notes, the "Senior Subordinated Notes") and 25,000 warrants (the "March 1998 Warrants" and, together with the December 1997 Warrants, the "Warrants") to purchase 333,606 shares of TARC common stock. The Series C Subordinated Notes bear interest at 16%, payable semiannually on June 30 and December 30, and mature on June 30, 2003. The March 1998 Warrants will be exercisable on or after December 30, 1998 at a price of $0.01 per share and expire on June 20, 2003. Net proceeds to TARC, after deducting fees and expenses of approximately $1.2 million, were approximately $26.2 million. Net proceeds of approximately $2.8 million from the sale of the Units was allocated to the March 1998 Warrants. TARC deposited $6 million into an interest reserve account for interest payments on the Series C Senior Subordinated Notes from December 30, 1997 through June 30, 1999. The remaining $20.2 million of net proceeds has been or will be used for general corporate purposes. The indenture governing the Series C Senior Subordinated Notes contains certain restrictive covenants, including, among others, limitations on incurring additional debt, asset sales, dividends and transactions with affiliates.

     Pursuant to a disbursement agreement (the "Disbursement Agreement") among TransTexas, TEC, the TEC Indenture Trustee, and Firstar Bank of Minnesota, N.A. as disbursement agent, approximately $399 million of the proceeds of the TransTexas Intercompany Loan was placed in an account (the "Disbursement Account") to be held and invested by the disbursement agent until disbursed for use in the share repurchase program. As of January 31, 1998, approximately $262.4 million had been disbursed for use in TransTexas' share repurchase program.

     In December 1997, TEC obtained consents from the holders of the TEC Series A Notes to certain amendments to the TEC Notes Indenture and related documents. These amendments, among other things, allowed for the release to TransTexas of approximately $136.6 million in funds remaining in the TransTexas Disbursement Account after termination of the share repurchase program in December 1997. TransTexas paid a fee of $14 million to holders of the TEC Notes in connection with the consent solicitation which was capitalized as debt issue costs and paid other fees and expenses of $5 million.

     In July and September 1997, TEC advanced an aggregate of $46 million to TARC. All of the advances are governed by the terms of a promissory note that is due June 14, 2002 bearing interest at a rate that, when added to the interest paid by TransTexas on the TransTexas Intercompany Loan, will equal the amount of interest payable on the TEC Notes. As of January 31, 1998, the amount payable pursuant to the advances was approximately $15 million.

     The fair value of the TARC Notes was approximately $16 million and $404 million as of January 31, 1998 and 1997, respectively. The fair value of the Series A Subordinated Notes was approximately $182 million as of January 31, 1998. Fair value is based on quoted market prices.

     In September, November and December 1997 and January 1998, TEC advanced an aggregate of approximately $37 million to TransTexas pursuant to promissory notes which mature on June 14, 2002. The notes bear interest in an amount equal to a fixed semi-annual interest payment of $2.8 million, prorated based upon the average outstanding balance of all notes (other than the notes evidencing the Intercompany Loans) between TransTexas and TEC and the average outstanding balance of all notes (other than the notes evidencing the Intercompany Loans) between TARC and TEC. On January 31, 1998, the outstanding notes from TransTexas totaled $37 million. As of January 31, 1998, TEC had prorated approximately $0.5 million of interest to TransTexas with respect to these notes.

     As of January 31, 1998, TransTexas had notes payable bearing interest at rates ranging from 9.43% to 14.41% per annum and mature at various dates through November 2001. These notes payable are collateralized by certain of TransTexas' operating equipment.

     Aggregate principal payments on the Company's long-term debt at January 31, 1998 are expected to total $17.2 million, $14.4 million, $118.2 million, $0.4 million and $1,641.0 million for the years ending January 31, 1999, 2000, 2001, 2002 and 2003, respectively.

                        TRANSAMERICAN ENERGY CORPORATION

     In March 1998, TransTexas executed an amended and restated note in the principal amount of approximately $14.9 million evidencing a portion of the notes payable described above. Concurrently, TransTexas incurred an additional $14 million in debt, evidenced by a promissory note. Both notes are secured by a lien on equipment. The notes bear interest at a rate of 13.87%, with monthly installments and a final installment payable on April 1, 2001.

10. CREDIT AGREEMENT

     TransTexas and BNY Financial Corporation ("BNY") are parties to a Second Amended and Restated Accounts Receivable Management and Security Agreement (the "BNY Facility"), dated as of October 14, 1997. As of January 31, 1998, outstanding advances under the BNY Facility totaled approximately $7.9 million. Interest accrues on advances at the rate of (i) the higher of (a) the prime rate of The Bank of New York or (b) the Federal Funds Rate plus 1/2 of 1% plus (ii) 1/2 of 1%. Obligations under the BNY Facility are secured by liens on TransTexas' receivables and inventory. The BNY Facility contains certain financial covenants including a limitation on net losses. As of January 31, 1998, TransTexas was not in compliance with these covenants. BNY has agreed to waive the noncompliance, and the BNY Facility has been amended with respect to these covenants.

11. OTHER LIABILITIES

     The major components of other liabilities are as follows (in thousands of dollars):

                                                                 JANUARY 31,
                                                              ------------------
                                                               1998       1997
                                                              -------    -------
Litigation settlements and accrual..........................  $15,008    $ 9,641
Environmental accrual.......................................    3,100
Insurance...................................................      740
Short-term obligations expected to be refinanced:
  Litigation settlement.....................................       --      2,500
  Accrued capital expenditures..............................       --     19,738
Other.......................................................    6,820      1,714
                                                              -------    -------
                                                              $25,668    $33,593
                                                              =======    =======

     During the months of April and May 1997, TransTexas obtained financings, the proceeds of which were used to pay the obligations listed above under the caption "Short-term obligations expected to be refinanced" at January 31, 1997 and for general corporate purposes.

                        TRANSAMERICAN ENERGY CORPORATION

12. INCOME TAXES

     Income tax expense (benefit) includes the following (in thousands of dollars):

                                                            SIX MONTHS ENDED
                               YEAR ENDED JANUARY 31,          JANUARY 31,      YEAR ENDED
                            -----------------------------   -----------------    JULY 31,
                              1998      1997       1996      1996      1995        1995
                            --------   -------   --------   ------   --------   ----------
                                                 (UNAUDITED)         (UNAUDITED)
Federal:
  Current.................  $(21,380)  $21,380   $ (8,963)  $  --    $ 1,352     $(7,611)
  Deferred................   144,256    (8,889)     6,263    (416)    (1,483)      5,196
State:
  Current.................        --        --         --      --         --          --
                            --------   -------   --------   -----    -------     -------
Income tax expense
  (benefit) before
  extraordinary item......   122,876    12,491     (2,700)   (416)      (131)     (2,415)
Tax benefit of
  extraordinary item......        --        --     (1,491)     --         --      (1,491)
                            --------   -------   --------   -----    -------     -------
Total income tax expense
  (benefit)...............  $122,876   $12,491   $ (4,191)  $(416)   $  (131)    $(3,906)
                            ========   =======   ========   =====    =======     =======

     Included in "Payable to affiliates" at January 31, 1998 and 1997 are income taxes payable to TransAmerican totaling approximately $3.0 million and $14.4 million, respectively.

     Total income tax expense differs from amounts computed by applying the statutory federal income tax rate to income before income taxes. The items accounting for this difference are as follows (in thousands of dollars):

                                                          SIX MONTHS ENDED
                             YEAR ENDED JANUARY 31,          JANUARY 31,      YEAR ENDED
                          -----------------------------   -----------------    JULY 31,
                            1998      1997       1996      1996      1995        1995
                          --------   -------   --------   -------   -------   ----------
                                               (UNAUDITED)          (UNAUDITED)
Federal income tax
  expense (benefit) at
  the statutory rate....  $ 56,286   $27,639   $(44,295)  $(9,518)  $(8,234)   $(43,011)
Increase (decrease) in
  tax resulting from:
  Net operating losses
     not utilizable.....    66,590    (7,707)    32,262     9,102     8,103      31,263
  Tax rate change.......        --        --         --        --        --          --
  State income taxes,
     net of federal
     income tax
     benefit............        --        --         --        --        --          --
  Tight sands credit....        --    (7,441)     7,842        --        --       7,842
                          --------   -------   --------   -------   -------    --------
                          $122,876   $12,491   $ (4,191)  $  (416)  $  (131)   $ (3,906)
                          ========   =======   ========   =======   =======    ========

                        TRANSAMERICAN ENERGY CORPORATION

     Significant components of the Company's tax attributes are as follows (in thousand of dollars):

                                                                   JANUARY 31,
                                                              ---------------------
                                                                1998        1997
                                                              ---------   ---------
Deferred tax assets:
  Investment in affiliates..................................  $      --   $ 275,450
  Receivable from TransAmerican in lieu of federal net
     operating loss carryforwards...........................    192,015      72,430
  Safe harbor leases........................................     78,026      81,976
  Contingent liabilities....................................      6,553       3,403
  Alternative minimum tax credit carryforward...............         --      48,643
  Other.....................................................      7,669       3,530
                                                              ---------   ---------
                                                                284,263     485,432
  Valuation allowance.......................................   (208,492)   (430,194)
                                                              ---------   ---------
          Net deferred tax assets...........................     75,771      55,238
                                                              ---------   ---------
Deferred tax liabilities:
  Depreciation, depletion and amortization..................     40,268      86,605
  Tax assumption............................................     75,000          --
                                                              ---------   ---------
                                                                115,268      86,605
                                                              ---------   ---------
          Net deferred tax liabilities......................  $  39,497   $  31,367
                                                              =========   =========

     On a separate return basis, TARC and TransTexas have a total of approximately $539.3 million of regular tax net operating loss ("NOL") carryforwards at January 31, 1998 which would expire from 2004 through 2014. Under the tax allocation agreement with TransAmerican and TransAmerican's other subsidiaries, as long as TARC and TransTexas remain in the consolidated group for tax purposes, TARC and TransTexas will receive benefits in the future for loss carryforwards in the form of reduced current tax payable to the extent (i) their loss carryforwards are available for and utilized by TransAmerican and
(ii) TransAmerican has the ability to pay tax then due. The Company can only use alternative minimum tax credit carryforwards to the extent it is a regular federal income tax payer. At January 31, 1998, TARC and TransTexas had generated NOL carryforwards of approximately $365.3 million which have not been used by TransAmerican and would expire in 2014.

     At January 31, 1997, TransTexas recorded a deferred tax asset and related 100% valuation allowance for the tax basis of certain assets of a subsidiary. Those assets were sold in connection with the Lobo Sale and, for financial reporting purposes, the tax asset and related valuation allowance were both reversed resulting in no tax effect in the statement of operations.

     Based upon independent legal advice, TransTexas has determined that it will not report any significant federal income tax liability as a result of the Lobo Sale. There are, however, significant uncertainties regarding TransTexas' tax position and no assurance can be given that its position will be sustained if challenged by the Internal Revenue Service ("IRS"). TransTexas is part of an affiliated group for tax purposes (the "TNGC Consolidated Group"), which includes TNGC Holdings Corporation, the sole stockholder of TransAmerican. No letter ruling has been or will be obtained from the IRS regarding the Lobo Sale by any member of the TNGC Consolidated Group. If the IRS were to successfully challenge TransTexas' position, each member of the TNGC Consolidated Group would be severally liable under the consolidated tax return regulations for the resulting taxes, in the estimated amount of up to $250 million (assuming the use of existing tax attributes of the TNGC Consolidated Group), possible penalties equal to 20% of the amount of the tax, and interest at the statutory rate (currently 9%) on the tax and penalties (if any). The Tax Allocation Agreement has been amended so that TransAmerican will become obligated to fund the entire tax deficiency (if any) resulting from the Lobo Sale. There can be no assurance that TransAmerican will be able to fund any such payment at

                        TRANSAMERICAN ENERGY CORPORATION
the time due and the other members of the TNGC Consolidated Group, thus, may be required to pay the tax. TransTexas has reserved approximately $75 million with respect to the potential tax liability for financial reporting purposes to reflect a portion of the federal tax liability that TransAmerican might not be able to pay. If TransTexas were required to pay this tax deficiency, it is likely that it would be required to sell significant assets or raise additional debt or equity capital to fund the payment.

     TransTexas agreed to contribute to TransAmerican $48.6 million of alternative minimum tax credit carryforwards in connection with the assumption by TransAmerican of the aforementioned contingency. The assumption of the tax contingency net of the alternative minimum tax credits and the $75 million liability recorded by TransTexas was a credit to additional paid-in capital of approximately $129.5 million.

     Part of the refinancing of TransAmerican's debt in 1993 involved the cancellation of approximately $65.9 million of accrued interest and a contingent liability for interest of $102 million owed by TransAmerican. TransAmerican has taken the federal tax position that the entire amount of this debt cancellation is excluded from its income under the cancellation of indebtedness provisions (the "COD Exclusion") of the Internal Revenue Code of 1986, as amended, and has reduced its tax attributes (including its net operating loss and credit carryforwards) as a consequence of the COD Exclusion. No federal tax opinion was rendered with respect to this transaction, however, and TransAmerican has not obtained a ruling from the IRS regarding this transaction. TransTexas believes that there is substantial legal authority to support the position that the COD Exclusion applies to the cancellation of TransAmerican's indebtedness. However, due to factual and legal uncertainties, there can be no assurance that the IRS will not challenge this position, or that such challenge would not be upheld. Under an agreement between TransTexas, TransAmerican and certain of TransAmerican's subsidiaries (the "Tax Allocation Agreement"), TransTexas has agreed to pay an amount equal to any federal tax liability (which would be approximately $25.4 million) attributable to the inapplicability of the COD Exclusion. Any such tax would be offset in future years by alternative minimum tax credits and retained loss and credit carryforwards to the extent recoverable from TransAmerican. As a member of the TNGC Consolidated Group (defined below), each of TransTexas, TEC and TARC will be severally liable for any tax liability resulting from the above-described transactions. The IRS has commenced an audit of the consolidated federal income tax returns of the TNGC Consolidated Group for its taxable years ended July 31, 1995 and 1994. At this time, it is not possible to predict the scope of the IRS' review or whether any tax deficiencies will be proposed by the IRS as a result of its review.

     TNGC Holdings Corporation ("TNGC"), TransAmerican and its existing subsidiaries, including TARC, TEC and TransTexas, entered into a tax allocation agreement, as amended (the "Tax Allocation Agreement"), the general terms of which require TransAmerican and all of its subsidiaries to file federal income tax returns as members of a consolidated group to the extent permitted by law. Filing on a consolidated basis allows income and tax of one member to be offset by losses and credits of another and allows deferral of certain intercompany gains; however, each member is severally liable for the consolidated federal income tax liability of the consolidated group.

     The Tax Allocation Agreement requires each of TransAmerican's subsidiaries to pay to TransAmerican each year its allocable share of the federal income tax liabilities of the consolidated group ("Allocable Share"). The Tax Allocation Agreement provides for a reallocation of the group's consolidated federal income tax liabilities among the members if the IRS or the courts ultimately re-determine the group's regular tax or alternative minimum tax liability. In the event of an IRS audit or examination, the Tax Allocation Agreement generally gives TransAmerican the authority to compromise or settle disputes and to control litigation, subject to the approval of TARC, TEC or TransTexas, as the case may be, where such compromise or settlement affects the determination of the separate tax liability of that company.

     Under the Tax Allocation Agreement, each subsidiary's Allocable Share for each tax year will generally equal the amount of federal income tax it would have owed had it filed a separate federal income tax return for each year except that each subsidiary will be able to utilize net operating losses and credits of TransAmerican

                        TRANSAMERICAN ENERGY CORPORATION
and the other members of the consolidated group effectively to defer payment of tax liabilities that it would have otherwise owed had it filed a separate federal income tax return. Each subsidiary will essentially pay the deferred taxes at the time TransAmerican (or the member whose losses or credits are utilized by such subsidiary) begins generating taxable income or tax. This will have the effect of deferring a portion of such subsidiary's tax liability to future years. The parties to the Tax Allocation Agreement amended such agreement in connection with the Lobo Sale to include additional affiliates as parties, and further amended the Tax Allocation Agreement in connection with the Transactions to allocate to TransAmerican, as among the parties, any tax liability associated with the Lobo Sale.

     Under certain circumstances, TransAmerican or TEC may sell or otherwise dispose of shares of TransTexas common stock. If, as a result of any sale or other disposition of TransTexas' common stock, the aggregate ownership of TransTexas by members of the TNGC Consolidated Group (excluding TransTexas) is less than 80% (measured by voting power and value), TransTexas will no longer be a member of the TNGC Consolidated Group for federal tax purposes ("Deconsolidation") and, with certain exceptions, will no longer be obligated under the terms and conditions of, or entitled to the benefits of, the Tax Allocation Agreement. Upon a Deconsolidation of TransTexas, members of the TNGC Consolidated Group that own TransTexas' common stock could incur a substantial amount of federal income tax liability. If such Deconsolidation occurred during the fiscal year ending January 31, 1999, the aggregate amount of this tax liability is estimated to be approximately $100 million, assuming no reduction for tax attributes of the TNGC Consolidated Group. However, such tax liability generally would be substantially reduced or eliminated in the event that the IRS successfully challenged TransTexas' position on the Lobo Sale. Each member of a consolidated group filing a consolidated federal income tax return is severally liable to the IRS for the consolidated federal income tax liability of the consolidated group. There can be no assurance that each TNGC Consolidated Group member will have the ability to satisfy any tax obligation attributable to these transactions at the time due and, therefore, other members of the group, including TEC, TransTexas or TARC, may be required to pay the tax.

     TransTexas is required, under the Tax Allocation Agreement, to pay any Texas franchise tax (which is estimated not to exceed $11.4 million) attributable to prior year transactions. As of January 31, 1998, TransTexas had paid $5.4 million of these franchise taxes and estimates that it will pay approximately $6.0 million during fiscal 1999.

13. SUPPLEMENTAL CASH FLOW INFORMATION

     The following information reflects the Company's noncash investing and financing activities (in thousands of dollars):

                                                                            SIX MONTHS ENDED
                                           YEAR ENDED JANUARY 31,              JANUARY 31,        YEAR ENDED
                                      ---------------------------------   ---------------------    JULY 31,
                                        1998       1997        1996        1996        1995          1995
                                      --------   --------   -----------   -------   -----------   ----------
                                                            (UNAUDITED)             (UNAUDITED)
Seller financed obligations incurred
  for capital expenditures..........  $     --   $  3,621     $    --     $ 1,095     $   --       $    --
                                      ========   ========     =======     =======     ======       =======
Capitalized lease obligations
  incurred for property and
  equipment.........................  $  1,775   $     --     $ 2,544     $ 1,643     $   66       $   967
                                      ========   ========     =======     =======     ======       =======
Accounts payable and long-term
  liabilities for property and
  equipment.........................  $ 56,880   $ 42,048     $39,571     $36,080     $8,293       $11,784
                                      ========   ========     =======     =======     ======       =======
Interest accretion on notes and
  discount notes capitalized in
  property and equipment............  $ 74,716   $ 49,109     $29,306     $18,186     $   --       $11,120
                                      ========   ========     =======     =======     ======       =======

                        TRANSAMERICAN ENERGY CORPORATION

                                                                            SIX MONTHS ENDED
                                           YEAR ENDED JANUARY 31,              JANUARY 31,        YEAR ENDED
                                      ---------------------------------   ---------------------    JULY 31,
                                        1998       1997        1996        1996        1995          1995
                                      --------   --------   -----------   -------   -----------   ----------
                                                            (UNAUDITED)             (UNAUDITED)
Forgiveness of advances from
  TransAmerican (including $25.0
  million for property, plant and
  equipment transferred from
  TransAmerican at net book value in
  1994).............................  $     --   $     --     $71,170     $    --     $   --       $71,170
                                      ========   ========     =======     =======     ======       =======
Product financing arrangements......  $     --   $(37,206)    $64,877     $37,206     $   --       $27,671
                                      ========   ========     =======     =======     ======       =======
Assumption of tax liability by
  TransAmerican.....................  $129,549   $     --     $    --     $    --     $   --       $    --
                                      ========   ========     =======     =======     ======       =======
Contribution from affiliate.........  $ 21,513   $     --     $    --     $    --     $   --       $    --
                                      ========   ========     =======     =======     ======       =======
Exchange of Subordinated Notes......  $115,815   $     --     $    --     $    --     $   --       $    --
                                      ========   ========     =======     =======     ======       =======
Issuance of Warrants for
  professional fees.................  $  3,503         --          --          --         --            --
                                      ========   ========     =======     =======     ======       =======

     Cash paid for interest and income taxes are as follows (in thousands of dollars):

                                                                           SIX MONTHS ENDED
                                           YEAR ENDED JANUARY 31,             JANUARY 31,        YEAR ENDED
                                       -------------------------------   ---------------------    JULY 31,
                                        1998      1997        1996        1996        1995          1995
                                       -------   -------   -----------   -------   -----------   ----------
                                                           (UNAUDITED)             (UNAUDITED)
Interest, net of amounts
  capitalized........................  $89,801   $87,680     $96,945     $49,771     $29,971      $77,145
                                       =======   =======     =======     =======     =======      =======
Income taxes (paid to
  TransAmerican).....................  $    --   $ 7,000     $    --     $    --     $    --      $    --
                                       =======   =======     =======     =======     =======      =======

     The Company incurred approximately $214.0 million, $186.4 million, $150.2 million, $83.0 million and $100.8 million of interest charges of which approximately $57.7 million $84.7 million, $49.8 million, $33.6 million and $19.8 million was capitalized for the years ended January 31, 1998, 1997 and 1996, the six months ended January 31, 1996 and the year ended July 31, 1995, respectively.

14. TRANSACTIONS WITH AFFILIATES

     From August 1993 to June 1997, TransTexas provided accounting and legal services to TARC and TEC and drilling and workover, administrative and procurement, accounting, legal, lease operating, and gas marketing services to TransAmerican pursuant to a services agreement. The fee to TARC and TEC for general commercial legal services and certain accounting services (including payroll, tax, and treasury services) was $26,000 per month. At TransAmerican's request, TransTexas, at its election, provided drilling and workover services. In June 1997, the receivable from TransAmerican under the services agreement was paid and the services agreement was terminated.

     On June 13, 1997, a new services agreement was entered into among TransAmerican, TEC, TARC and TransTexas. Under the new services agreement, TransTexas will provide accounting, legal, administrative and other services to TARC, TEC and TransAmerican and its affiliates. TransAmerican will provide advisory services to TransTexas, TARC and TEC. TARC will pay to TransTexas approximately $300,000 per month

                        TRANSAMERICAN ENERGY CORPORATION
for services rendered and for allocated expenses paid by TransTexas on behalf of TARC. TransAmerican will pay to TransTexas approximately $20,000 per month for such services. TEC and its subsidiaries will pay $2.5 million in the aggregate per year to TransAmerican for advisory services and benefits provided by TransAmerican. Pursuant to these agreements, the Company has incurred $1.6 million in service agreement expenses and has recognized approximately $0.2 million in service agreement revenues during the year ended January 31, 1998. As of January 31, 1998, $1.2 million and $1.6 million was payable to TransTexas and TransAmerican, respectively, pursuant to the services agreement. As of January 31, 1998, TransTexas' receivable from TARC and TransAmerican for such services was $1.4 million.

     In December 1994, TransTexas entered into an interruptible gas sales agreement with TransAmerican, revenues from which totaled approximately $11.7 million, $21.4 million, $11.1 million, $4.4 million and $14.8 million for the years ended January 31, 1997 and 1996, the six months ended January 31, 1996 and 1995 and the year ended July 31, 1995, respectively. TransAmerican did not purchase any gas from TransTexas during the year ended January 31, 1998. All amounts owed under the agreement were paid on June 13, 1997.

     In July 1995, TransTexas acquired certain oil leases in the Lodgepole Prospect in North Dakota from TransAmerican for approximately $6.3 million, which amount represented TransAmerican's cost for such leases. TransTexas continued to acquire additional leases in the area. In October 1995, TransTexas sold an undivided interest in its Lodgepole leases to TransDakota Oil Corporation ("TDOC"), a subsidiary of TransAmerican. The sales price was approximately $16.1, which amount represented the cost to TransTexas of the interest sold. In September 1996, TransTexas purchased these and other oil and gas leasehold interests in the Lodgepole area from TDOC for approximately $20.0 million. The purchase price was $3.9 million greater than TDOC's basis in the properties. The properties were recorded in TransTexas' financial statements at carryover basis and the $3.9 million was classified as a reduction of retained earnings.

     In October 1997, Mr. Stanley guaranteed TransTexas' $40 million line of credit with BNY Financial Corporation.

     In July 1996, TransAmerican executed a note payable to TransTexas Exploration Corporation ("TTEX") in the original principal amount of $25 million maturing on July 31, 1998. Advances by TTEX to TransAmerican under the note bore interest at a rate of 15% per annum, payable quarterly. This note was repaid on June 13, 1997.

     In order to facilitate the settlement of certain litigation in May 1996, TransTexas advanced to TransAmerican $16.4 million of the settlement amount in exchange for a note receivable. All amounts outstanding under this note were repaid on June 13, 1997.

     TransTexas has made various advances to TransAmerican in an aggregate amount of approximately $7 million for lease purchases and other corporate expenses. This amount was repaid on June 13, 1997.

     In September 1996, TransTexas and TransAmerican entered into an agreement pursuant to which TransTexas obtained an $11.5 million dollar-denominated production payment, subsequently increased to $19 million, bearing interest at 17% per annum, burdening certain oil and gas interests owned by TransAmerican as a source of repayment for certain of the receivables from TransAmerican discussed above. At January 31, 1997, $59 million of remaining related-party receivables was recorded as a contra equity account due to uncertainties regarding the repayment terms for such receivables. TransTexas agreed to defer any interest payments due from TransAmerican until 1998. As of January 31, 1997, TransAmerican conveyed at historical cost certain oil and gas properties to TransTexas for a purchase price of $31.6 million. A portion of the purchase price was used to offset obligations under the September 1996 production payment.

     In January 1997, an affiliate of TransTexas contributed all of the outstanding common stock of Signal Capital Holdings Corporation ("SCHC"), with a book value of $6 million, to TransTexas. In the same month, TransTexas contributed the stock of SCHC to TTC.

                        TRANSAMERICAN ENERGY CORPORATION

     TransTexas sells natural gas to TARC under an interruptible long-term sales contract. Revenues from TARC under this contract totaled approximately $1.1 million , $2.7 million and $2.4 million, respectively, for the years ended January 31, 1998, 1997 and 1996, $2.2 million and $2.3 million, respectively, for the six months ended January 31, 1996 and 1995, and $2.5 million for the year ended July 31, 1995. The amount payable to TransTexas for natural gas purchases at January 31, 1998 was $2.7 million.

     Pursuant to the stock transfer agreement dated February 23, 1995 (the "Stock Transfer Agreement") among TransAmerican, TEC and TARC, TransAmerican contributed to the capital of TEC (the "Stock Transfer") (i) all of the outstanding capital stock of TARC, and (ii) 55 million shares of common stock of TransTexas. TEC subsequently contributed 15 million of its shares of TransTexas common stock to TARC.

     Prior to the sale of the TARC Notes, TARC participated in TransAmerican's centralized cash management program. Funds required by TARC for daily operations and capital expenditures were advanced by TransAmerican. In October 1994, TransAmerican sold 5.25 million shares of TransTexas common stock. TransAmerican advanced approximately $50 million of the proceeds from these stock sales to TARC, of which approximately $20 million was used by TARC to repay a portion of the intercompany debt owed to TransAmerican, and the remaining $30 million of the net proceeds was used for working capital and general corporate purposes. TARC used approximately $30 million of the net proceeds of the sale of the TARC Notes to repay additional intercompany debt to TransAmerican. TransAmerican contributed to the capital of TARC (through TEC) all but $10 million of the remainder of TARC's intercompany debt owed to TransAmerican. In April 1995, TARC repaid the remaining $10 million of intercompany indebtedness owed to TransAmerican. In August 1995, TARC received an advance of $3 million from TransTexas, which TARC used to settle its remaining portion of certain litigation. In September 1995, TARC received an advance of $1.7 million from TransAmerican, which TARC used to purchase feedstock. In October 1995, TARC repaid these advances without interest. Additionally in October 1995, TARC received an advance of approximately $4 million from TransAmerican for working capital which it repaid in June 1997.

     In September 1995, TARC received an advance of $1 million from TransTexas, which TARC used to purchase feedstock. This advance was repaid by TARC without interest. In December 1995, TARC advanced $1 million to TransTexas. This advance was repaid to TARC with interest in December 1995.

     During 1995, TransAmerican acquired an office building which it subsequently sold to TransTexas in February 1996 for $4 million. In February 1996, TransAmerican advanced $4 million of the proceeds from this sale to TARC for working capital. TransTexas charges TARC approximately $61,000 in rent annually, of which approximately $117,000 was payable to TransTexas at January 31, 1998.

     In July 1996, TARC executed a promissory note to TransAmerican for up to $25 million. The note bore interest at a rate of 15% per annum, payable quarterly beginning October 31, 1996. On November 1, 1996, TARC executed an additional $25 million promissory note to TransAmerican which bore interest at 15% per annum, payable quarterly beginning December 31, 1996 (together with the first promissory note, the "TransAmerican Notes"). As of January 31, 1997, TARC had approximately $44.4 million outstanding under the TransAmerican Notes. In February 1997, the November 1996 promissory note was replaced with a $50 million note bearing interest at an annual rate of 15% and which matures on July 31, 2002. All amounts outstanding under the TransAmerican Notes were repaid on June 13, 1997.

     Southeast Contractors, a subsidiary of TransAmerican, provides construction personnel to TARC in connection with the Capital Improvement Program. These construction workers are temporary employees, and the number and composition of the workforce will vary throughout the Capital Improvement Program. Southeast Contractors charges TARC for the direct costs it incurs (which consist solely of employee payroll and benefits) plus administrative costs and fees of up to $2.0 million per year. Total labor costs charged by Southeast Contractors for the years ended January 31, 1998 and 1997, the six months ended January 31, 1996 and the year ended July 31, 1995 were $50.7 million, $14.1 million, $20.2 million and $15.5 million, respectively, of which $5.3 million and $1.8 million was payable at January 31, 1998 and 1997, respectively.

                        TRANSAMERICAN ENERGY CORPORATION

     In July and September 1997, TEC advanced an aggregate of $46 million to TARC. All of the advances are governed by the terms of a promissory note that is due June 14, 2002 bearing interest at a rate that, when added to the interest paid by TransTexas on the TransTexas Intercompany Loan, will equal the amount of interest payable on the TEC Notes through December 15, 1997. Thereafter, the amount of fixed interest payable to TEC of $5.7 million per year will be proportioned semi-annually between TARC and TransTexas based on the average outstanding balance of TARC's note to TEC and the average outstanding balance of all notes between TransTexas and TEC. As of January 31, 1998, the principal amount payable by TARC to TEC pursuant to the advances was $15 million. During the year ended January 31, 1998, TARC recognized $3.1 million in interest expense pursuant to the advances of which approximately $0.2 million was payable to TEC at January 31, 1998. Included in the $3.1 million of interest expense is approximately $0.3 million paid to TEC for advances made to TransTexas during fiscal 1998.

     During the year ended January 31, 1998, TEC contributed $13.5 million to TARC for general corporate purposes pursuant to the TARC Disbursement Agreement.

     On December 30, 1997, TEC and TARC entered into an expense reimbursement agreement pursuant to which TARC will reimburse TEC for certain administrative, legal and accounting expenses and directors fees and will also reimburse TEC for other expenses in an amount not to exceed $200,000 per year. Since December 30, 1997, no such expenses were reimbursed to TEC.

     Blackburn & Henderson, a law firm of which Mr. Henderson, a director of TARC and TEC, is a partner, provides legal and other services to TransAmerican and its affiliates for an annual fee of $96,000 plus expenses.

15. BUSINESS SEGMENTS

     The Company currently conducts its operations through two industry segments: exploration and production ("E&P") and refining operations ("Refining"). Prior to the Lobo Sale, the Company also operated a gas transportation segment ("Transportation"). The E&P segment explores for, develops, produces and markets natural gas, condensate and natural gas liquids. The refining segment is engaged in refining and storage operations. Prior to the Lobo Sale, all of the Company's significant gas and oil operations were located in Webb, Zapata and Starr counties, Texas. The Company's refinery is located in Norco, Louisiana, approximately 20 miles from New Orleans, Louisiana. Segment income excludes interest income, interest expense and unallocated general corporate expenses. Identifiable assets are those assets used in the operations of the segment. Other assets consist primarily of deferred financing costs, escrowed funds, certain receivables and other property and equipment. The Company's revenues are derived principally from sales to interstate and intrastate gas pipelines, direct end users, industrial companies, marketers, and refiners located in the United States. As a general policy, collateral is not required for receivables, but customers' financial condition and credit worthiness are regularly evaluated. The Company is not aware of any significant credit risk relating to its customers and has not experienced significant credit losses associated with such receivables.

     For the year ended January 31, 1998, three customers provided approximately $114 million in E&P and Transportation revenues. For the year ended January 31, 1997, three customers provided approximately $177 million in E&P and Transportation revenues. For the Transition Period, three customers provided approximately $61 million in E&P and Transportation revenues. For the year ended July 31, 1995, two customers provided approximately $114 million in E&P and Transportation.

     For the year ended January 31, 1998, TARC had processed feedstocks from one customer which accounted for 100% of the net processing arrangement income, and three customers accounted for 76% of storage revenues. For the year ended January 31, 1997, TARC had two customers which accounted for 96% of total revenues. For the six months ended January 31, 1996, TARC had three customers which accounted for

                        TRANSAMERICAN ENERGY CORPORATION

41% of total revenues. For the year ended July 31, 1995, TARC had two customers which accounted for 56% of total revenues and another customer which accounted for 19% of total revenues.

                                                              DEPRECIATION
                                                  OPERATING    DEPLETION
                                                   INCOME         AND          CAPITAL      IDENTIFIABLE
                                      NET SALES    (LOSS)     AMORTIZATION   EXPENDITURES      ASSETS
                                      ---------   ---------   ------------   ------------   ------------
YEAR ENDED JANUARY 31, 1998
  Exploration and production........  $164,172    $ 48,325      $ 62,933       $378,762      $  718,146
  Gas transportation................    12,055     (16,601)       19,726         12,407              --
  Refining..........................     2,828     (46,032)        8,416        373,397       1,184,881
  Other.............................   546,678     497,151            --         37,564         228,412
                                      --------    --------      --------       --------      ----------
                                      $725,733    $482,843      $ 91,075       $802,130      $2,131,439
                                      ========    ========      ========       ========      ==========
YEAR ENDED JANUARY 31, 1997
  Exploration and production........  $360,740    $230,560      $122,570       $314,013      $  881,390
  Gas transportation................    42,200      (9,018)        8,466         33,636          98,903
  Refining..........................    10,857     (54,995)        7,225        127,123         563,826
  Other.............................       376     (34,627)        1,417         11,165          69,616
                                      --------    --------      --------       --------      ----------
                                      $414,173    $131,910      $139,678       $485,937      $1,613,735
                                      ========    ========      ========       ========      ==========
YEAR ENDED JANUARY 31, 1996
  Exploration and production........  $254,275    $ 81,438      $111,993       $335,903      $  738,648
  Gas transportation................    33,518      (4,362)        8,204         17,005          72,815
  Refining..........................   176,230     (43,178)        6,308        208,799         518,205
  Other.............................       834     (15,155)          316         17,835         126,754
                                      --------    --------      --------       --------      ----------
                                      $464,857    $ 18,743)     $126,821       $579,542      $1,456,422
                                      ========    ========      ========       ========      ==========
TRANSITION PERIOD ENDED JANUARY 31,
  1996
  Exploration and production........  $123,253    $ 51,443      $ 56,543       $176,386      $  738,648
  Gas transportation................    15,892      (4,393)        4,194         13,266          72,815
  Refining..........................   107,237     (21,971)        3,159        150,238         518,205
  Other.............................       601      (7,892)          157         16,904         126,754
                                      --------    --------      --------       --------      ----------
                                      $246,983    $ 17,187      $ 64,053       $356,794      $1,456,422
                                      ========    ========      ========       ========      ==========
SIX MONTHS ENDED JANUARY 31, 1995
  Exploration and production........  $142,070    $ 32,860      $ 66,175       $ 99,672      $  483,511
  Gas transportation................    19,161       2,796         4,031          6,366          63,541
  Refining..........................    71,586     (23,239)        2,706         58,093         229,462
  Other.............................        52      (6,972)          139         11,855          47,213
                                      --------    --------      --------       --------      ----------
                                      $232,869    $  5,445      $ 73,051       $175,986      $  823,727
                                      ========    ========      ========       ========      ==========
YEAR ENDED JULY 31, 1995
  Exploration and production........  $273,092    $ 62,855      $121,625       $259,189      $  712,322
  Gas transportation................    36,787       2,827         8,041         10,105          60,916
  Refining..........................   140,579     (44,446)        5,855        116,654         499,879
  Other.............................       285     (14,235)          298         12,786          52,539
                                      --------    --------      --------       --------      ----------
                                      $450,743    $  7,001      $135,819       $398,734      $1,325,656
                                      ========    ========      ========       ========      ==========

                        TRANSAMERICAN ENERGY CORPORATION

16. COMMITMENTS AND CONTINGENCIES

  Legal Proceedings

     Alameda. On May 22, 1993, Alameda Corporation ("Alameda") sued TransAmerican in the 234th Judicial District Court, Harris County, Texas, claiming that TransAmerican failed to account to Alameda for a share of the proceeds TransAmerican received in a 1990 settlement of litigation with El Paso Natural Gas Company ("El Paso"), and that TransAmerican has been unjustly enriched by its failure to share such proceeds with Alameda. On September 20, 1995, the jury rendered a verdict in favor of TransAmerican. Alameda appealed to the Fourteenth Court of Appeals, which affirmed the trial court judgment in favor of TransAmerican. Alameda's motion for rehearing was denied and Alameda appealed to the Texas Supreme Court. The Texas Supreme Court has refused to hear Alameda's appeal. Alameda has filed a motion for rehearing.

     Arabian Offshore Partners. On June 27, 1997, Arabian Offshore Partners filed a lawsuit against TransTexas in the 14th Judicial District Court, Dallas County, Texas, seeking $20 million in damages in connection with TransTexas' refusal to proceed with the acquisition of two jack-up drilling rigs. TransTexas' motion for summary judgment was granted on January 13, 1998. The plaintiffs have appealed.

     Finkelstein. On April 15, 1990, H.S. Finkelstein filed suit against TransAmerican in the 49th Judicial District Court, Zapata County, Texas, alleging that TransAmerican failed to pay royalties and improperly marketed oil and gas produced from certain leases. On September 27, 1994, the plaintiff added TransTexas as an additional defendant. On January 6, 1995, a judgment against TransAmerican and TransTexas was entered for approximately $18 million in damages, interest and attorneys' fees. TransTexas and TransAmerican appealed the judgment to the Fourth Court of Appeals, San Antonio, Texas, which affirmed the judgment on April 3, 1996. TransTexas and TransAmerican filed a motion for rehearing. On August 14, 1996, the Fourth Court of Appeals reversed the trial court judgment and rendered judgment in favor of TransAmerican and TransTexas. On August 29, 1996, Finkelstein filed a motion for stay and a motion for rehearing with the court. On October 9, 1996, the court denied Finkelstein's rehearing request. In November 1996, Finkelstein filed an application for writ of error with the Supreme Court of Texas. The Texas Supreme Court denied Finkelstein's application; however, Finkelstein has filed a motion for rehearing.

     On April 22, 1991, Finkelstein filed a separate suit against TransAmerican and various affiliates in the 49th Judicial District Court, Zapata County, Texas, alleging an improper calculation of overriding royalties allegedly owed to the plaintiff and seeking damages and attorneys' fees in excess of $33.7 million. On November 18, 1993, the plaintiff added TransTexas as an additional defendant. The parties arbitrated this matter in January 1997. A partial decision from the arbitration panel has been received, but a final judgment amount has not yet been ascertained. TransTexas expects the final amount to be substantially less than the amount originally claimed.

     Hein Minerals. On April 3, 1998, Henry and Luz A. Hein Minerals, L.C. ("Hein") filed suit in the 49th Judical District Court, Zapata County, Texas, against TransAmerican, TransTexas, TTC and Conoco, Inc. Plaintiff alleges that a 1990 mineral lease from plaintiffs to TransAmerican, comprising approximately 2,000 acres, was breached by failure to release certain acreage from the lease. Plaintiff alleges trespass, tortious interference, conversion, fraud, breach of fiduciary duty, breach of contract, conversion and slander of title, and claim damages including $10 per day per acre that was not released. TransTexas intends to vigorously defend against these claims.

     EEOC. On September 30, 1997, the U.S. Equal Employment Opportunity Commission ("EEOC") issued a Determination (the "Determination") as a result of the Commissioner's Charge that had been filed in August 1995 against TARC and Southeast Louisiana Contractors of Norco, Inc. ("Southeast Contractors") pursuant to Title VII of the Civil Rights Act of 1964, as amended, 42 U.S.C. sec. 2000e et seq. ("Title VII"). In the Determination, the EEOC stated that it found reasonable cause to believe that each of TARC and

                        TRANSAMERICAN ENERGY CORPORATION

Southeast Contractors had discriminated based on race and gender in its hiring and promotion practices. Each violation of Title VII (for each individual allegedly aggrieved), if proven, potentially could subject TARC and Southeast Contractors to liability for (i) monetary damages for backpay and front pay in an undetermined amount, and for compensatory damages and punitive damages in an amount not to exceed $300,000 per plaintiff, (ii) injunctive relief, (iii) attorney's fees and (iv) interest. During the period covered by the Commissioner's Charge and the Determination, TARC and Southeast Contractors estimate that they received a combined total of approximately 23,000 to 30,000 employment applications and hired (or rehired) a combined total of approximately 3,400 to 4,100 workers, although the total number of individuals who ultimately are covered in any conciliation proposal or any subsequent lawsuit may be higher. TARC and Southeast Contractors deny engaging in any unlawful employment practices. TARC and Southeast Contractors intend vigorously to defend against the allegations contained in the Commissioner's Charge and the findings set forth in the Determination in any proceedings in state or federal court, regardless of whether any such lawsuit is brought by the EEOC or any individual or groups of individuals. If TARC or Southeast Contractors is found liable for violations of Title VII based on the matters asserted in the Determination, TARC can make no assurance that such liability would not have a material adverse effect on its financial position, results of operations or cash flow.

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

     Shell Oil. On September 27, 1996, Shell Oil filed a third party suit against TARC in the U.S. District Court, Eastern District of Louisiana for contribution and/or indemnity relating to alleged environmental contamination of Bayou Trapagnier and surrounding lands near Norco, Louisiana. In March 1997, TARC obtained a voluntary dismissal from Shell. Shell proceeded to trial on the main case and settled with the plaintiffs during trial by purchasing their land for $5 million. On June 27, 1997, Shell amended its third party action to bring TARC back into the case. However, TARC has not yet been served in the case. If TARC is served, it will defend the case vigorously.

     The resolution in any reporting period of one or more of the foregoing matters in a manner adverse to TransTexas or TARC could have a material adverse effect on TransTexas' or TARC's results of operations and cash flows for that period. TransTexas and TARC are also named defendants in other ordinary course, routine litigation incidental to their business. Although the outcome of these other lawsuits cannot be predicted with certainty, neither TransTexas nor TARC expect these matters to have a material adverse effect on their financial position. At January 31, 1998, the possible range of estimated losses related to all of the aforementioned claims, in addition to the estimates accrued by TransTexas is $0 to $20 million. Litigation expense, including legal fees, totaled approximately $15 million, $19 million, $11 million, $3 million, $2 million and $11 million for the fiscal years ended January 31, 1998, 1997 and 1996, the six months ended January 31, 1996 and 1995 and the fiscal year ended July 31, 1995.

  Environmental Matters

     TransTexas' operations and properties are subject to extensive federal, state, and local laws and regulations relating to the generation, storage, handling, emission, transportation, and discharge of materials into the environment. Permits are required for various of TransTexas' operations, and these permits are subject to revocation, modification, and renewal by issuing authorities. TransTexas also is subject to federal, state, and local laws and regulations that impose liability for the cleanup or remediation of property which has been contaminated by the discharge or release of hazardous materials or wastes into the environment. Governmen-

                        TRANSAMERICAN ENERGY CORPORATION
tal authorities have the power to enforce compliance with their regulations, and violations are subject to fines or injunctions, or both. Certain aspects of TransTexas' operations may not be in compliance with applicable environmental laws and regulations, and such noncompliance may give rise to compliance costs and administrative penalties. It is not anticipated that TransTexas will be required in the near future to expend amounts that are material to the financial condition or operations of TransTexas by reason of environmental laws and regulations, but because such laws and regulations are frequently changed and, as a result, may impose increasingly strict requirements, TransTexas is unable to predict the ultimate cost of complying with such laws and regulations.

     Compliance Matters. TARC is subject to federal, state and local laws, regulations and ordinances ("Pollution Control Laws"), which regulate activities such as discharges to air and water, as well as handling and disposal practices for solid and hazardous wastes. TARC believes that it is now, and has included in the Capital Improvement Program sufficient capital additions to remain, in substantial compliance with applicable Pollution Control Laws. However, Pollution Control Laws that may be enacted in the future, as well as increasingly strict enforcement of existing Pollution Control Laws, may require TARC to make additional capital expenditures in order to comply with such laws and regulations. To ensure continuing compliance, TARC has made environmental compliance and permitting issues an integral part of its refinery's start-up plans and has budgeted for such capital expenditures in the Capital Improvement Program. However, there is no assurance that TARC will remain in compliance with environmental regulations.

     TARC uses (and in the past has used) certain materials, and generates (and in the past has generated) certain substances or wastes, that are or may be deemed hazardous substances or wastes. In the past, the refinery has been the subject of certain environmental enforcement actions, and has incurred certain fines, as a result of certain of TARC's operations. TARC also was previously subject to enforcement proceedings relating to its prior production of leaded gasoline and air emissions. TARC believes that, with minor exception, all of these past matters were resolved prior to or in connection with the resolution of the bankruptcy proceedings of its predecessor in interest, TransAmerican, or are no longer applicable to TARC's operations. As a result, TARC believes that such matters will not have a material adverse effect on TARC's future financial position, results of operations or cash flow.

     In September 1997, TARC purchased a tank storage facility located adjacent to the refinery for a cash purchase price of $40 million (which does not include a $3.1 million liability recorded for environmental remediation, as discussed below). Environmental investigations conducted by the previous owner of the facilities have indicated soil and groundwater contamination in several areas on the property. As a result, the former owner submitted to the Louisiana Department of Environmental Quality (the "LDEQ") plans for the remediation of any significant indicated contamination in such areas. TARC has analyzed these investigations and has carried out further Phase II Environmental Assessments to verify their results. TARC intends to incorporate any required remediation into its ongoing work at the refinery. In connection with the purchase of the facilities, TARC agreed to indemnify the seller for all cleanup costs and certain other damages resulting from contamination of the property, and created a $5 million escrow account to fund required remediation costs and indemnification claims by the seller. As a result of TARC's Phase II Environmental Assessment, TARC believes that the amount in escrow should be sufficient to fund the remediation costs associated with identified contamination; however, because the LDEQ has not yet approved certain of the remediation plans, there can be no assurance that the funds set aside in the escrow account will be sufficient to pay all required remediation costs. As of January 31, 1998, TARC has recognized a liability of $3.1 million for this contingency.

     Requirements Under the Federal Clean Air Act. The National Emission Standards for Hazardous Air Pollutants for Benzene Waste Operations (the "Benzene Waste NESHAPS"), promulgated in January 1993 pursuant to the Clean Air Act, regulate benzene emissions from numerous industries, including petroleum refineries. The Benzene Waste NESHAPS require all existing, new, modified, or reconstructed sources to

                        TRANSAMERICAN ENERGY CORPORATION
reduce benzene emissions to a level that will provide an ample margin of safety to protect public health. TARC will be required to comply with the Benzene Waste NESHAPS as its refinery operations start up. TARC believes that compliance with the Benzene Waste NESHAPS will not have a material adverse effect on TARC's financial position, results of operations or cash flow. Until the refinery is in full operation, however, there can be no assurance that the regulations will not have such an effect.

     In addition, the EPA promulgated National Emission Standards for Hazardous Air Pollutants for Hazardous Organics (the "Hazardous Organic NESHAPS") regulations for petroleum refineries under the Clean Air Act in 1995, and subsequently has amended such regulations. These regulations set Maximum Achievable Control Technology ("MACT") standards for petroleum refineries. The Louisiana Department of Environmental Quality (the "LDEQ") has incorporated MACT standards into TARC's air permits under federal and state air pollution prevention laws. TARC believes that compliance with the Hazardous Organics NESHAPS will not have a material adverse effect on TARC's financial position, results of operations or cash flow. Until the refinery is in full operation, however, there can be no assurance that the regulations will not have such an effect.

     The EPA has promulgated federal regulations pursuant to the Clean Air Act to control fuels and fuel additives (the "Gasoline Standards") that could have a material adverse effect on TARC. Under these regulations, only reformulated gasoline can be sold in certain domestic geographic areas in which the EPA has mandated or approved its use. Reformulated gasoline must contain a minimum amount of oxygen, have a lower vapor pressure, and have reduced sulfur, olefins, benzene and aromatics compared to the average 1990 gasoline. The EPA recently promulgated final National Ambient Air Quality Standards ("NAAQS") that revise the standards for particulate matter and ozone. The number and extent of the areas subject to reformulated gasoline standards may increase in the future after the NAAQS are implemented. Conventional gasoline may be used in all other domestic markets; however, a refiner's post-1994 average conventional gasoline must not be more polluting than it was in 1990. With limited exceptions, to determine its compliance as of January 1, 1995, a refiner must compare its post-1994 and 1990 average values of controlled fuel parameters and emissions. The Gasoline Standards recognize that many gasoline refiners may not be able to develop an individual 1990 baseline for a number of reasons, including, for example, lack of adequate data or the absence or limited scope of operations in 1990. Under such circumstances, the refiner must use a statutory baseline reflecting the 1990 industry average. The EPA has authority, upon a showing of extenuating circumstances by a refiner, to grant an individual adjusted baseline or other appropriate regulatory relief to that refiner.

     TARC filed a petition with the EPA requesting an individual baseline adjustment or other appropriate regulatory relief based on extenuating circumstances. The extenuating circumstances upon which TARC relied in its petition include the fact that the refinery was not in operation in 1990 (and thus there is no 1990 average for purposes of the necessary comparison) and the fact that the start-up of the refinery is to occur on a phased-in basis. The EPA has denied TARC's request for an individual baseline adjustment and other regulatory relief. TARC will continue to pursue regulatory relief with the EPA. However, there can be no assurance that regulatory relief will be granted. There can be no assurance that any action taken by the EPA will not have a material adverse effect on TARC's future financial position, results of operations or cash flow.

     Title V of the Clean Air Act requires states to implement an Operating Permit Program that codifies all federally enforceable limitations that are applicable to a particular source. The EPA has approved Louisiana's Title V Operating Permit Program. The Title V Operating Permit is necessary for TARC to produce at projected levels upon completion of the Capital Improvement Program. TARC has submitted its Title V Operating Permit Application and the LDEQ has designated the application as being administratively complete. However, the LDEQ has not responded further regarding the status of TARC's Title V Operating Permit. TARC believes that its application will be approved. However, there can be no assurance that it will be approved as submitted or that additional expenditures required pursuant to Title V Operating Permit

                        TRANSAMERICAN ENERGY CORPORATION
obligations will not have a material adverse effect on TARC's financial position, results of operations or cash flow.

     Cleanup Matters. TARC also is subject to federal, state and local laws, regulations and ordinances that impose liability for the costs of clean up related to, and certain damages resulting from, past spills, disposals or other releases of hazardous substances ("Hazardous Substance Cleanup Laws"). Over the past several years, TARC has been, and to a limited extent continues to be, engaged in environmental cleanup or remedial work relating to or arising out of operations or activities at the refinery. In addition, TARC has been engaged in upgrading its solid waste facilities, including the closure of several waste management units. Similar to numerous other industrial sites in the state, the refinery has been listed by the LDEQ on the Federal Comprehensive Environmental Response, Compensation and Liability Information System, as a result of TARC's prior waste management activities (as discussed below).

     In 1991, the EPA performed a facility assessment at the refinery pursuant to the Federal Resource Conservation and Recovery Act ("RCRA"). The EPA performed a follow up assessment in March 1996, but has not yet issued a report of its investigations. In July 1996, the EPA and the LDEQ agreed that the LDEQ would serve as the lead agency with respect to the investigation and remediation of areas of concern identified in the investigations. TARC, under a voluntary initiative approved by the LDEQ, submitted a work plan to the LDEQ to determine which areas may require further investigation and remediation. TARC submitted further information in January 1998 which was requested by the LDEQ. Based on the workplan submitted and additional requests by the LDEQ, TARC believes that any further action will not have a material adverse effect on its financial position, results of operations or cash flow.

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

     At one Superfund site, TARC has submitted information to the EPA indicating that it should have no liability for this matter, and negotiations with the EPA in this regard are continuing. With respect to the remaining two sites, TARC's liability for each such matter has not been determined, and TARC anticipates that it may incur costs related to the cleanup (and possibly including additional costs arising in connection with any recovery or other actions brought pursuant or relating to such matters) at each such site. After a review of the data available to TARC regarding the basis of TARC's alleged liability at each site, and based on various factors, which depend on the circumstances of the particular Superfund site (including, for example, the relationship of TARC to each such site, the volume of wastes TARC is alleged to have contributed to each

                        TRANSAMERICAN ENERGY CORPORATION
such site in comparison to other PRPs without giving effect to the ability of any other PRPs to contribute to or pay for any liabilities incurred, and the range of likely cleanup costs at each such site), TARC believes that its ultimate environmental liabilities will not be significant; however, it is not possible to determine the ultimate environmental liabilities, if any, that may arise from the matters discussed above.

  Potential Effects of a Change of Control

     The Subordinated Notes Indenture provides that, upon the occurrence of a Change of Control, each holder of the Subordinated Notes will have the right to require TransTexas to repurchase such holder's Subordinated Notes at 101% of the principal amount thereof plus accrued and unpaid interest. Pursuant to the terms of the TransTexas Intercompany Loan, upon the occurrence of a Change of Control, TEC would have the right to require TransTexas to repay the principal of the TransTexas Intercompany Loan in an amount equal to a pro rata share of the amount TEC is required to pay under the TEC Notes Indenture. Such pro rata share would be calculated using the ratio of the outstanding principal amount of the TransTexas Intercompany Loan to the sum of (i) the outstanding principal amount of the TransTexas Intercompany Loan plus (ii) the accreted value of the outstanding principal amount of the TARC Intercompany Loan.

     A Change of Control would be deemed to occur under the Subordinated Notes Indenture in the case of certain changes or other events in respect of the ownership of TransTexas, including any circumstances pursuant to which any person or group other than John R. Stanley (or his heirs, his estate, or any trust in which he or his immediate family members have, directly or indirectly, a beneficial interest in excess of 50%) and his subsidiaries or the TEC Indenture Trustee is or becomes the beneficial owner of more than 50% of the total voting power of TransTexas' then outstanding voting stock, and during the 90 days thereafter, the rating of the Subordinated Notes is downgraded or withdrawn. A Change of Control would be deemed to occur under the TransTexas Intercompany Loan in the case of certain changes or other events in respect of the ownership or control of TEC, TransTexas or TARC, including any circumstance pursuant to which (i) any person or group, other than John R. Stanley (or his heirs, his estate, or any trust in which he or his immediate family members have, directly or indirectly, a beneficial interest in excess of 50%) and his subsidiaries or the TEC Indenture Trustee is or becomes the beneficial owner of more than 50% of the total voting power of TEC's then outstanding voting stock, or (ii) TEC or any of its subsidiaries own some of TransTexas' or TARC's capital stock, respectively, but less than 50% of the total voting stock or economic value of TransTexas or TARC, respectively, unless the TEC Notes have an investment grade rating for the period of 120 days thereafter. The term "person," as used in the definition of Change of Control, means a natural person, company, government or political subdivision, agency or instrumentality of a government and also includes a "group," which is defined as two or more persons acting as a partnership, limited partnership or other group.

     In addition, certain changes or other events in respect of the ownership or control of TransTexas that do not constitute a Change of Control under the Subordinated Notes Indenture or the TEC Notes Indenture may result in a "change of control" of TransTexas under the terms of the BNY Facility and certain equipment financing. Such an occurrence could create an obligation for TransTexas to repay such other indebtedness. At January 31, 1998, TransTexas had approximately $24.2 million of indebtedness (excluding the Subordinated Notes) subject to such right of repayment or repurchase. In the event of a Change of Control under the Subordinated Notes Indenture or the TEC Notes Indenture or a "change of control" under the terms of other outstanding indebtedness, there can be no assurance that TransTexas will have sufficient funds to satisfy any such payment obligations.

     A change of control or other event that results in deconsolidation of TransTexas and TransAmerican for federal income tax purposes could result in acceleration of a substantial amount of federal income taxes. See Note 12. These matters, individually and in the aggregate, amount to significant potential liability which, if adjudicated in a manner adverse to TransTexas in one reporting period, could have a material adverse effect on

                        TRANSAMERICAN ENERGY CORPORATION

TransTexas' cash flow or operations for that period. Although the outcome of these contingencies or the probability of the occurrence of these contingencies cannot be predicted with certainty, TransTexas does not expect these matters to have a material adverse effect on its financial position.

  Purchase Commitments

     TARC has various purchase commitments for materials, supplies and services incidental to the ordinary course of business and for the Capital Improvement Program. As of January 31, 1998, TARC had commitments for refinery construction and maintenance of approximately $83.3 million. TARC is acting as general contractor and can generally cancel or postpone capital projects.

  Gas Sales and Delivery Commitments

     In January 1997, TransTexas and Koch Energy Trading Inc. entered into a gas purchase contract pursuant to which TransTexas is required to deliver 25,000 MMBtu per day to a specified delivery point. The purchase price is determined by an industry index less $0.08 per MMBtu. Deliveries commenced on June 1, 1997 and are to continue through August 31, 1999.

     TransTexas has entered into various contracts whereby TransTexas is required to deliver approximately 425 MMcf per day to specified delivery points. TransTexas will incur certain charges if it does not deliver specified quantities under the contracts. Such charges totaled $3.1 million in 1998.

  Letter of Credit

     In January 1996, TransTexas entered into a reimbursement agreement with an unaffiliated third party pursuant to which the third party caused a $20 million letter of credit to be issued to collateralize a supersedeas bond on behalf of TransTexas. If there is a draw under the letter of credit, TransTexas is required to reimburse the third party within 60 days. TransTexas has agreed to issue up to 8.6 million shares of TransTexas common stock to the third party if this contingent obligation to such third party becomes fixed and remains unpaid for 60 days. If the obligation becomes fixed, and alternative sources of capital are not available, TransTexas could elect to sell shares of TransTexas common stock prior to the maturity of the obligation and use the proceeds of such sale to repay the third party. Based on the current capitalization of TransTexas, the issuance of shares to satisfy this obligation would result in Deconsolidation for tax purposes. TransTexas does not believe that this contingency will occur.

  Production Payments

     In April 1997, TransTexas sold to an unaffiliated third party a term overriding royalty in the form of a dollar-denominated production payment in certain of TransTexas' producing properties for net proceeds of $20 million. The production payment calls for the repayment of the primary sum plus an amount equivalent to a 16% annual interest rate on the unpaid portion of such primary sum. As of January 31, 1998, the remaining balance was $4.8 million.

  Lobo Sale

     Pursuant to the Lobo Sale, TransTexas is required to indemnify the buyer for certain liabilities related to the assets previously owned by TTC. Although TransTexas does not anticipate that it will incur any material indemnity liability, no assurance can be given that TransTexas will have sufficient funds to satisfy any such indemnity obligation or that any payment thereof will not have a material adverse effect on its ability to fund its debt service, capital expenditure and working capital requirements.

                        TRANSAMERICAN ENERGY CORPORATION

  Price Management Activities

     TARC enters into futures contracts, options on future, swap agreements and forward sales agreements with the intent to protect against a portion of the price risk associated with price declines from holding inventory of feedstocks and refined products or fixed price purchase commitments. At January 31, 1998 and 1997, TARC had no significant positions in open futures contracts, options on futures, swap agreements or forward sales agreements. A net trading gain of approximately $2.3 million was reflected in other income (expense) for the year ended July 31, 1995. These transactions did not qualify for hedge accounting treatment under the guidelines of SFAS 80; therefore, gains or losses associated with these futures contracts have not been deferred.

  Processing Agreements

     In April 1996, TARC entered into a processing agreement with a third party to process feedstocks. Under the terms of the agreement, the processing fee earned from the third party is based on the margin earned by the third party, if any, after deducting all of its related costs such as feedstock acquisition, hedging, transportation, processing and inspections plus a commission for each barrel processed. As of January 31, 1998, TARC has processed 6.4 million barrels of feedstocks under this agreement. TARC also entered into processing agreements with this third party to process approximately 1.1 million barrels of the third party's feedstocks for a fixed price per barrel. For the years ended January 31, 1998 and 1997, TARC recorded income (loss) from processing agreements of $1.4 million and $(7.1) million, respectively. As of January 31, 1998, TARC was storing approximately 0.7 million barrels of feedstock and intermediate or refined products pursuant to these processing agreements. Included in the 0.7 million barrels of product stored at the refinery as of January 31, 1998, is approximately 0.6 million barrels of feedstock owned by a third party related to a purchase commitment entered into in April 1997. For the year ended January 31, 1998, TARC incurred a loss of approximately $7.8 million related to this purchase commitment and remains subject to market risk for these barrels.

  Operating Leases

     As of January 31, 1998, the Company had long-term leases covering land and other property and equipment. Rental expense was approximately $4 million, $10 million, $5 million and $9 million for the years ended January 31, 1998 and 1997, the six months ended January 31, 1996 and the year ended July 31, 1995. Future minimum rental payments required under operating leases that have initial or remaining noncancellable lease terms in excess of one year as of January 31, 1998, are as follows (in thousands of dollars):

1999........................................................  $1,830
2000........................................................   1,732
2001........................................................   1,371
2002........................................................     898
2003........................................................     200
Later years.................................................   1,163
                                                              ------
                                                              $7,194
                                                              ======

17. LITIGATION SETTLEMENTS

     Aspen. TransAmerican brought suit on September 29, 1993 in the 215th Judicial District Court, Harris County, Texas against Aspen Services, Inc. ("Aspen"), seeking an audit and accounting of drilling costs that Aspen had charged while providing drilling services to TransAmerican. The parties' drilling agreement provided, among other things, that Aspen would receive payment for its drilling-related costs from the production and sale of gas from the wells that were drilled, and that the revenues that TransAmerican would

                        TRANSAMERICAN ENERGY CORPORATION
otherwise receive from the wells would be reduced by the amounts received by Aspen. On July 19, 1995, Aspen filed a counterclaim and third party claim against TransAmerican, TransTexas, and affiliated entities, asserting, among other things, that these entities failed to make certain payments and properly market the gas from these wells. In April 1997, the trial court ruled against Aspen on all of their counterclaims.

     Bentsen. On August 13, 1990, Calvin R. Bentsen, et al. filed suit against TransAmerican and Mr. Stanley in the 139th Judicial District Court, Hidalgo County, Texas, seeking a portion of the proceeds from a 1990 settlement with El Paso Natural Gas Company, and an accounting of monies allegedly owed to them, claiming that TransAmerican produced gas that belonged to them without their knowledge and that TransAmerican entered into an oral agreement with them which entitled them to receive a portion of the El Paso settlement proceeds. This case was settled in April 1997.

     Briones. In an arbitration proceeding, Jesus Briones, a lessor, claimed that one of TransTexas' wells on adjacent lands had been draining natural gas from a portion of his acreage leased to TransTexas on which no well had been drilled. On October 31, 1995, the arbitrator found that drainage had occurred. On June 3, 1996, the arbitrator issued a letter indicating that drainage damages would be awarded to Briones in the amount of approximately $1.4 million. The arbitrator entered his award of damages on June 27, 1996. On July 3, 1996, TransTexas filed a petition in the 49th Judicial District Court, Zapata County, Texas, to vacate the arbitrator's award. Briones also filed a petition to confirm the arbitrator's award. In April 1997, the court granted Briones' motion for summary judgment. In August 1997, the court entered a final judgment for Briones in the amount of approximately $1.6 million. TransTexas' motions for new trial were denied. TransTexas executed a settlement agreement with Briones in February 1998.

     Coastal. On October 28, 1991, The Coastal Corporation ("Coastal") filed an action against TransAmerican that was consolidated in the 49th Judicial District Court, Webb County, Texas, alleging breach of contract and tortious interference related to two gas sales contracts and a transportation agreement, seeking unspecified actual and punitive damages and injunctive relief. On April 22, 1994, the court entered a judgment adverse to TransAmerican and TransTexas requiring them to pay $1.3 million plus $0.7 million in attorneys' fees to Coastal. On May 29, 1996, the Court of Appeals affirmed the judgment. In December 1996, the Supreme Court of Texas declined to hear TransTexas' appeal. The judgment was paid on May 27, 1997. Coastal executed a Release of Judgment and Judgment Lien which was recorded in Webb and Zapata Counties.

     Farias. On February 15, 1996, Celita Suzana Farias filed a wrongful death action in the 93rd Judicial District Court, Hidalgo County, Texas, against TransTexas and one of its contractors for fatal injuries suffered by the plaintiff's husband at the Yzaguirre Heirs #3 Well on February 13, 1996. The plaintiff sought unspecified damages and alleged that the defendants operated a crane in such a manner that they were negligent and grossly negligent. On March 7, 1996, the mother of the deceased TransTexas employee filed a petition in intervention also alleging negligence, gross negligence and malice and seeking unspecified damages. This litigation was settled in August 1997.

     Frost. On November 10, 1994, Frost National Bank filed suit against TransTexas in the 111th Judicial District Court, Webb County, Texas, seeking a declaratory judgment determination that TransTexas failed to properly and accurately calculate royalties under a lease. The plaintiff had demanded $10 million plus interest. This case was settled in May 1997.

18. SUPPLEMENTAL GAS AND OIL DISCLOSURE (UNAUDITED)

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

                        TRANSAMERICAN ENERGY CORPORATION

TransTexas. Such estimates are inherently imprecise and may be subject to substantial revisions as additional information such as reservoir performance, additional drilling, technological advancements and other factors become available.

     Capitalized costs relating to gas and oil producing activities are as follows (in thousands of dollars):

                                                                    JANUARY 31,
                                                              ------------------------
                                                                 1998          1997
                                                              ----------    ----------
Proved properties...........................................  $1,142,195    $1,845,994
Unproved properties.........................................     104,389       158,973
                                                              ----------    ----------
          Total.............................................   1,246,584     2,004,967
Less accumulated depletion..................................     652,090     1,288,860
                                                              ----------    ----------
                                                              $  594,494    $  716,107
                                                              ==========    ==========

     Costs incurred for gas and oil producing activities are as follows (in thousands of dollars):

                                       YEAR ENDED JANUARY 31,    SIX MONTHS ENDED   YEAR ENDED
                                       -----------------------     JANUARY 31,       JULY 31,
                                          1998         1997            1996            1995
                                       ----------   ----------   ----------------   ----------
Property acquisitions................   $ 56,205     $ 50,963        $ 11,485        $124,956
Exploration..........................    196,728      100,737          27,039          84,201
Development..........................    123,273      162,313         115,812          50,032
                                        --------     --------        --------        --------
                                        $376,206     $314,013        $154,336        $259,189
                                        ========     ========        ========        ========

     Results of operations for gas and oil producing activities are as follows (in thousands of dollars):

                                       YEAR ENDED JANUARY 31,    SIX MONTHS ENDED   YEAR ENDED
                                       -----------------------     JANUARY 31,       JULY 31,
                                          1998         1997            1996            1995
                                       ----------   ----------   ----------------   ----------
Revenues.............................   $164,538     $363,459        $124,663        $275,627
Expenses:
  Production costs...................     51,346       97,619          31,376          76,798
  Depletion..........................     62,933      122,570          56,543         121,625
  General and administrative.........      1,568        8,710           3,601          14,349
  Litigation settlement..............         --      (96,000)        (18,300)             --
                                        --------     --------        --------        --------
  Total operating expenses...........    115,847      132,899          73,220         212,772
                                        --------     --------        --------        --------
  Income before income taxes.........     48,691      230,560          51,443          62,855
Income taxes.........................     17,042       80,696          18,005          21,999
                                        --------     --------        --------        --------
                                        $ 31,649     $149,864        $ 33,438        $ 40,856
                                        ========     ========        ========        ========
Depletion rate per net equivalent
  Mcf................................   $   1.11     $   0.96        $   0.82        $   0.81
                                        ========     ========        ========        ========

  Reserve Quantity Information

     Proved reserves are estimated quantities of natural gas, condensate and natural gas liquids which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. Proved developed reserves are those proved reserves that can be expected to be recovered through existing wells with existing equipment and operating methods. Natural gas quantities represent gas volumes which include amounts that will be extracted

                        TRANSAMERICAN ENERGY CORPORATION
as natural gas liquids. TransTexas' estimated net proved reserves and proved developed reserves of natural gas (billions of cubic feet) and condensate (millions of barrels) are shown in the table below.

                                                                  SIX MONTHS
                                  YEAR ENDED JANUARY 31,             ENDED        YEAR ENDED
                             ---------------------------------    JANUARY 31,      JULY 31,
                                  1998               1997            1996            1995
                             ---------------     -------------   -------------   -------------
                              GAS       OIL       GAS     OIL      GAS     OIL     GAS     OIL
                             ------     ----     ------   ----   -------   ---   -------   ---
Proved reserves:
  Beginning of year........   919.7      5.7     1,139.1   2.9   1,122.6   3.0     717.4   1.9
  Increase (decrease)
     during the year
     attributable to:
  Revisions of previous
     estimates.............  (103.8)(1) (1.0)(1)    6.5     .1      43.0    --     143.5    .5
  Extensions, discoveries
     and other additions...   123.7     15.1       90.3    3.6      73.8    .2     409.6   1.2
  Litigation settlement
     ......................      --       --         --     --       9.5    --        --    --
  Sales of reserves........  (525.8)    (3.3)    (204.9)   (.4)    (42.9)   --        --    --
  Purchase of reserves.....      --       --       11.3     .1        --    --        --    --
  Production...............   (65.1)     (.6)    (122.6)   (.6)    (66.9)  (.3)   (147.9)  (.6)
                             ------     ----     ------   ----   -------   ---   -------   ---
  End of year..............   348.7     15.9      919.7    5.7   1,139.1   2.9   1,122.6   3.0
                             ======     ====     ======   ====   =======   ===   =======   ===
Proved developed reserves:
  Beginning of year........   381.5      2.4      425.3     .9     476.6   1.1     442.2   1.1
  End of year..............   134.3      4.2      381.5    2.4     425.3    .9     476.6   1.1

---------------

(1) Revisions to estimates of proved reserves for the year ended January 31, 1998 are primarily attributable to a reduction in proved undeveloped reserves in the Cuba Libre, La Grulla and Bob West North fields.

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

     The standardized measure of discounted future net cash flows does not purport, nor should it be interpreted, to present the fair market value of TransTexas' gas and oil reserves. These estimates reflect proved reserves only and ignore, among other things, changes in prices and costs, revenues that could result from probable reserves which could become proved reserves in 1998 or later years and the risks inherent in reserve

                        TRANSAMERICAN ENERGY CORPORATION
estimates. The standardized measure of discounted future net cash flows relating to proved gas and oil reserves is as follows (in thousands of dollars):

                                   YEAR ENDED JANUARY 31,   SIX MONTHS ENDED   YEAR ENDED
                                   ----------------------     JANUARY 31,       JULY 31,
                                     1998         1997            1996            1995
                                   ---------   ----------   ----------------   ----------
Future cash inflows..............  $ 898,257   $3,051,397      $2,269,585      $1,591,011
Future production costs..........   (154,725)    (506,882)       (427,482)       (316,055)
Future development costs.........   (198,180)    (459,326)       (582,798)       (461,471)
Future income taxes..............         --     (563,812)       (310,445)       (196,942)
                                   ---------   ----------      ----------      ----------
Future net cash flows............    545,352    1,521,377         948,860         616,543
Annual discount (10%) for
  estimated timing of cash
  flows..........................   (149,679)    (464,121)       (340,002)       (201,479)
                                   ---------   ----------      ----------      ----------
Standardized measure of
  discounted future net cash
  flows..........................  $ 395,673   $1,057,256      $  608,858      $  415,064
                                   =========   ==========      ==========      ==========

     Principal sources of change in the standardized measure of discounted future net cash flows are as follows (in thousands of dollars):

                                   YEAR ENDED JANUARY 31,    SIX MONTHS ENDED   YEAR ENDED
                                   -----------------------     JANUARY 31,       JULY 31,
                                      1998         1997            1996            1995
                                   ----------   ----------   ----------------   ----------
Beginning of year................  $1,057,256   $  608,858      $ 415,064       $ 395,574
Revisions:
  Quantity estimates and
     production rates............    (215,564)      13,903         31,712         122,771
  Prices, net of lifting costs...    (348,781)     665,054        331,936        (155,257)
  Estimated future development
     costs.......................     (33,033)     (75,622)      (128,584)        (13,631)
Additions, extensions,
  discoveries and improved
  recovery.......................     238,403      209,932         47,026         172,365
Net sales of production..........    (124,498)    (262,066)       (92,139)       (198,829)
Development costs incurred.......     119,944      156,430        115,812          49,873
Accretion of discount............     144,908       80,806         27,382          54,439
Net changes in income taxes......     391,812     (192,608)       (66,622)        (16,722)
Sale of a volumetric production
  payment........................          --     (165,949)       (77,879)             --
Litigation settlement............          --           --          5,150           4,481
Purchases (sales) of reserves....    (834,775)      18,518             --              --
                                   ----------   ----------      ---------       ---------
End of year......................  $  395,673   $1,057,256      $ 608,858       $ 415,064
                                   ==========   ==========      =========       =========

     Year-end wellhead prices received by TransTexas from sales of natural gas including margins from natural gas liquids, were $1.96, $3.17, $1.95 and $1.37 per Mcf for 1998, 1997, 1996 and 1995, respectively. Year-end condensate prices were $13.54, $23.99, $18.34 and $16.27 per barrel for 1998, 1997, 1996 and 1995, respectively.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The Company's directors and executive officers are as follows:

             NAME                                      OFFICE                            AGE
             ----                                      ------                            ---
John R. Stanley...............  Chairman of the Board and Chief Executive Officer        59
Edwin B. Donahue..............  Vice President, Chief Financial Officer and Secretary    47
Arnold H. Brackenridge........  President and Chief Operating Officer of TransTexas      65
R. Glenn McGinnis.............  Vice President of Manufacturing of TARC                  49
John R. Blinn.................  Director                                                 54
Donald B. Henderson...........  Director                                                 48
James V. Langston.............  Director                                                 74
Thomas B. McDade..............  Director                                                 74

     Set forth below is a description of the backgrounds of the directors and executive officers of the Company.

     John R. Stanley has served as Chairman of the Board and Chief Executive Officer of the Company since July 1994. Mr. Stanley has been a director and Chief Executive Officer of TARC since September 1987 and has been a director and Chief Executive Officer of TransTexas since May 1993. Mr. Stanley is the founder, Chairman of the Board, Chief Executive Officer, and sole stockholder of TNGC, which is the sole stockholder of TransAmerican. He has operated TransAmerican since 1958.

     Edwin B. Donahue has served as Vice President and Secretary of TEC since February 1997 and as Chief Financial Officer of TEC since June 1997. Mr. Donahue also serves as Vice President, Chief Financial Officer and Secretary of TransTexas and as Vice President and Secretary of TransAmerican and TARC. Mr. Donahue has been employed in various positions with TransAmerican or its affiliates for over 21 years.

     Arnold H. Brackenridge has served as President and Chief Operating Officer of TransTexas since May 1993. Mr. Brackenridge also serves as Executive Vice President of TransAmerican. From 1984 until June 1992, Mr. Brackenridge served as President and Chief Executive Officer of Wintershall Energy, a business group of BASF Corporation. Mr. Brackenridge has worked in the domestic and international oil and gas industry for over 38 years.

     R. Glenn McGinnis has been the Vice President of Manufacturing of TARC since July 1995. Prior to joining TARC, Mr. McGinnis held senior refining and supply positions in Canada with Imperial Oil Limited, an affiliate of Exxon Corporation. Mr. McGinnis was with Imperial Oil Limited for 23 years.

     John R. Blinn has been a director of the Company since September 1995. Mr. Blinn is Of Counsel to the law firm of Leonard, Hurt, Terry & Blinn. Prior thereto, he was in private practice, and he served as U.S. Bankruptcy Judge for the Southern District of Texas from 1975 to 1982. Mr. Blinn previously served as a director of TransAmerican until his resignation in 1995.

     Donald B. Henderson has been a director of the Company since July 1994. He also serves as a director of TARC. Mr. Henderson is a partner in the law firm of Blackburn & Henderson. From 1972 to 1978, Mr. Henderson was a member of the Texas House of Representatives. Mr. Henderson was a member of the Texas Senate from 1982. Mr. Henderson served as a director of TransAmerican from 1985 until his resignation in February 1995. In April 1998, Mr. Henderson was charged with intoxication assault in connection with a traffic accident. Mr. Henderson has pleaded innocent and intends to vigorously defend these charges.

     James V. Langston has been a director of the Company since February 1995. Mr. Langston is the Chairman and Chief Executive Officer of Arctic Offshore Technology Company. From 1977 to 1984 he was President, Director, and Chief Operating Officer of Dual Drilling Company. Prior thereto, he was with Exxon, USA for 29 years and served as Manager of Exploration and Production Drilling. Mr. Langston served as a director of TransAmerican from 1986 until his resignation in February 1995.

     Thomas B. McDade has been a director of the Company since July 1994. He is also a director of TransTexas and TARC. Mr. McDade is primarily engaged in managing his personal investments and providing consulting services in Houston, Texas. He also serves on the board of Group Maintenance America Corp. Mr. McDade served as a director of TransAmerican from 1985 until his resignation in February 1995. Prior to 1989, he served as a consultant to Texas Commerce Bancshares, Inc. and prior to July 1985 he served as Vice Chairman and director of Texas Commerce Bancshares, Inc. and Vice Chairman and Advisory Director of Texas Commerce Bank. From 1985 to 1995, Mr. McDade served as a director and trustee of eleven registered investment companies for which John Hancock Funds serves as investment advisor in Boston, Massachusetts. Mr. McDade is a former director of Houston Industries, Inc. and Houston Lighting & Power Company. He is also a former member of the Board of Managers of the Harris County Hospital District and former Chairman of the State Securities Board of Texas.

DIRECTOR COMPENSATION

     Each director other than John R. Stanley receives an annual director's fee of $75,000 plus $750 for each board meeting attended.

ITEM 11. EXECUTIVE COMPENSATION

     The following table sets forth the compensation paid for the periods indicated to the Company's Chief Executive Officer and all other executive officers of the Company whose annual salary exceeded $100,000 for the fiscal year ended January 31, 1998.

                           SUMMARY COMPENSATION TABLE

                                                                     ANNUAL COMPENSATION
                                                           ---------------------------------------
          NAME AND PRINCIPAL POSITION            FISCAL                             OTHER ANNUAL
                IN THE COMPANY                    YEAR      SALARY      BONUS      COMPENSATION(A)
          ---------------------------            ------    --------    --------    ---------------
John R. Stanley(b).............................   1998     $400,483    $     --        $4,346
  Chief Executive Officer of the Company,         1997      397,117          --         5,170
  TransTexas and TARC                             1996*     175,001          --           807
                                                  1995      369,521          --         4,500
Arnold H. Brackenridge(b)......................   1998     $326,538    $336,089(c)     $8,479
  President and Chief Operating Officer           1997      209,411      85,327(d)      2,742
  of TransTexas                                   1996*     137,500          --           288
                                                  1995      221,154          --         1,027
Edwin B. Donahue(b)............................   1998     $200,000    $213,885(c)     $4,519
  Vice President, Chief Financial Officer and     1997      129,987      85,397(d)      4,731
  Secretary of the Company and TransTexas;        1996*      90,385                     1,110
  Vice President and Secretary of TARC            1995      149,423                     4,553
Glenn McGinnis(e)..............................   1998     $235,038    $     --        $  950
  Vice President of Manufacturing of TARC         1997      233,654          --           727
                                                  1996*     116,937          --            --
                                                  1995        9,904          --            --

---------------

 *   Six months ended January 31, 1996 ("Transition Period")

(a) Reflects amounts contributed under the Company's Savings Plan. Certain of the executive officers receive personal benefits in addition to salary and cash bonuses. The aggregate amount of such personal benefits, however, does not exceed the lesser of $50,000 or 10% of the total of the annual salary and bonus reported for the named executive officer and accordingly, such amounts have been excluded from the table.

(b)  Compensated by TransTexas.

(c)  These bonuses were paid in fiscal 1998 for services rendered in fiscal
     1997.

(d) These bonuses were paid in fiscal 1997 for services rendered during the Transition Period.

(e)  Compensated by TARC. Mr. McGinnis joined TARC in July 1995.

EMPLOYMENT AGREEMENTS

     In August 1996, the Company and Mr. Brackenridge entered into a one-year employment agreement which provided for an annual salary of $295,000. In December 1997, the Company and Mr. Brackenridge entered into a new employment agreement which provides for an annual salary of $500,000 and guaranteed annual bonus of $250,000. The agreement has an initial term of one year and is renewable on an annual basis for subsequent one-year terms. If the Company terminates Mr. Brackenridge's employment other than for cause, or Mr. Brackenridge terminates his employment for cause, prior to the end of the initial term of the agreement, the Company shall pay Mr. Brackenridge his salary for the remaining term of the agreement plus an additional six months' salary. If the Company terminates Mr. Brackenridge's employment other than for cause, or Mr. Brackenridge terminates his employment for cause, prior to the end of any subsequent term, the Company shall pay Mr. Brackenridge his salary to the date of termination plus an additional six months' salary.

SAVINGS PLAN

     TransAmerican maintains a long-term savings plan (the "Savings Plan") in which eligible employees of TransTexas and TARC may elect to participate. Each employee becomes eligible to participate in the Savings Plan on January 1 or July 1 following the completion of one year of service with the Company or its participating affiliates and attainment of age 21. The Savings Plan is intended to constitute a qualified plan under Section 401(a) of the Internal Revenue Code of 1986, as amended (the "Code") and contains a salary reduction arrangement described in Section 401(k) of the Code.

     Each participant may elect to reduce his compensation by a percentage equal to 2% to 15% and the Company will contribute that amount to the Savings Plan on a pre-tax basis on behalf of the participant. The Code limits the annual amount that a participant may elect to have contributed on his behalf on a pre-tax basis to the Savings Plan. For 1998, this limit is $10,000. The Company presently makes a matching contribution in an amount equal to 10%, 20%, or 50% of the amount elected to be contributed by each participant on a pre-tax basis, up to a maximum of 3% of each participant's compensation, depending on whether the employee has been a participant in the Savings Plan for one year, two years, or three years. Each participant also may elect to contribute up to 10% of his compensation to the Savings Plan on an after-tax basis. The Code imposes nondiscrimination tests on contributions made to the Savings Plan pursuant to participant elections and on the Company's matching contributions, and limits amounts which may be allocated to a participant's Savings Plan account each year. In order to satisfy the nondiscrimination tests, contributions made on behalf of certain highly compensated employees (as defined in the Code) may be limited. Contributions made to the Savings Plan pursuant to participant elections and matching contributions are at all times 100% vested. Contributions to the Savings Plan are invested, according to specified investment options selected by the participants, in investment funds maintained by the trustee of the Savings Plan. Generally, a participant's vested benefits will be distributed from the Savings Plan as soon as administratively practicable following a participant's retirement, death, disability, or other termination of employment. In addition, a participant may elect to withdraw his after-tax contributions from the Savings Plan prior to his termination of employment, and subject to strict limitations and exceptions, the Savings Plan provides for withdrawals of a participant's pre-tax contributions prior to a participant's termination of employment, in the event of the participant's severe financial hardship or attainment of age 59 1/2. The Savings Plan may be amended or terminated by the Board of Directors of TransAmerican. As of January 31, 1998, approximately 1,550 employees of TransTexas and TARC were eligible to participate in the Savings Plan, including Messrs. Stanley, Brackenridge, Donahue, Bianchi and McGinnis.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     The Company does not directly compensate any of its executive officers. The Company does not have a Compensation Committee. During the fiscal year ended January 31, 1997, none of the members of the compensation committees of TransTexas or TARC was an officer or employee of the Company or any of its subsidiaries. Blackburn & Henderson, a law firm of which Mr. Henderson is a partner, provides legal and other services to TransAmerican and its affiliates for an annual fee of $96,000 plus expenses. The TEC Notes Indenture prohibits TEC and its subsidiaries from paying compensation to Mr. Stanley in excess of $1.0 million per year, in the aggregate, from TEC and TransTexas and, following completion of Phase II, $1.0 million per year from TARC. See "Certain Relationships and Related Transactions."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The Company's common stock is owned 100% by TransAmerican. TransAmerican is owned 100% by TNGC, and TNGC is owned 100% by John R. Stanley. No other officer or director of the Company owns any common stock of the Company. As of January 31, 1998, there were 9,000 shares of common stock outstanding and no shares of preferred stock outstanding.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     From August 1993 to June 1997, TransTexas provided accounting and legal services to TARC and TEC and drilling and workover, administrative and procurement, accounting, legal, lease operating, and gas marketing services to TransAmerican pursuant to a services agreement. The fee to TARC and TEC for general commercial legal services and certain accounting services (including payroll, tax, and treasury services) was $26,000 per month. At TransAmerican's request, TransTexas, at its election, provided drilling and workover services. In June 1997, the receivable from TransAmerican under the services agreement was paid and the services agreement was terminated.

     On June 13, 1997, a new services agreement was entered into among TransAmerican, TEC, TARC and TransTexas. Under the new services agreement, TransTexas will provide accounting, legal, administrative and other services to TARC, TEC and TransAmerican and its affiliates. TransAmerican will provide advisory services to TransTexas, TARC and TEC. TARC will pay to TransTexas approximately $300,000 per month for services rendered and for allocated expenses paid by TransTexas on behalf of TARC. TransAmerican will pay to TransTexas approximately $20,000 per month for such services. TEC and its subsidiaries will pay $2.5 million in the aggregate per year to TransAmerican for advisory services and benefits provided by TransAmerican. Pursuant to these agreements, the Company has incurred $1.6 million in service agreement expenses and has recognized approximately $0.2 million in service agreement revenues during the year ended January 31, 1998. As of January 31, 1998, $1.2 million and $1.6 million was payable to TransTexas and TransAmerican, respectively, pursuant to the services agreement. As of January 31, 1998, TransTexas' receivable from TARC and TransAmerican for such services was $1.4 million.

     In December 1994, TransTexas entered into an interruptible gas sales agreement with TransAmerican, revenues from which totaled approximately $11.7 million, $21.4 million, $11.1 million, $4.4 million and $14.8 million for the years ended January 31, 1997 and 1996, the six months ended January 31, 1996 and 1995 and the year ended July 31, 1995, respectively. TransAmerican did not purchase any gas from TransTexas during the year ended January 31, 1998. All amounts owed under the agreement were paid on June 13, 1997.

     In July 1995, TransTexas acquired certain oil leases in the Lodgepole Prospect in North Dakota from TransAmerican for approximately $6.3 million, which amount represented TransAmerican's cost for such leases. TransTexas continued to acquire additional leases in the area. In October 1995, TransTexas sold an undivided interest in its Lodgepole leases to TransDakota Oil Corporation ("TDOC"), a subsidiary of TransAmerican. The sales price was approximately $16.1, which amount represented the cost to TransTexas of the interest sold. In September 1996, TransTexas purchased these and other oil and gas leasehold interests in the Lodgepole area from TDOC for approximately $20.0 million. The purchase price was $3.9 million greater than TDOC's basis in the properties. The properties were recorded in TransTexas' financial statements at carryover basis and the $3.9 million was classified as a reduction of retained earnings.

     In October 1997, Mr. Stanley guaranteed TransTexas' $40 million line of credit with BNY Financial Corporation.

     In July 1996, TransAmerican executed a note payable to TransTexas Exploration Corporation ("TTEX") in the original principal amount of $25 million maturing on July 31, 1998. Advances by TTEX to TransAmerican under the note bore interest at a rate of 15% per annum, payable quarterly. This note was repaid on June 13, 1997.

     In order to facilitate the settlement of certain litigation in May 1996, TransTexas advanced to TransAmerican $16.4 million of the settlement amount in exchange for a note receivable. All amounts outstanding under this note were repaid on June 13, 1997.

     TransTexas has made various advances to TransAmerican in an aggregate amount of approximately $7 million for lease purchases and other corporate expenses. This amount was repaid on June 13, 1997.

     In September 1996, TransTexas and TransAmerican entered into an agreement pursuant to which TransTexas obtained an $11.5 million dollar-denominated production payment, subsequently increased to $19 million, bearing interest at 17% per annum, burdening certain oil and gas interests owned by TransAmerican as a source of repayment for certain of the receivables from TransAmerican discussed above. At January 31, 1997, $59 million of remaining related-party receivables was recorded as a contra equity account due to uncertainties regarding the repayment terms for such receivables. TransTexas agreed to defer any interest payments due from TransAmerican until 1998. As of January 31, 1997, TransAmerican conveyed at historical cost certain oil and gas properties to TransTexas for a purchase price of $31.6 million. A portion of the purchase price was used to offset obligations under the September 1996 production payment.

     In January 1997, an affiliate of TransTexas contributed all of the outstanding common stock of Signal Capital Holdings Corporation ("SCHC"), with a book value of $6 million, to TransTexas. In the same month, TransTexas contributed the stock of SCHC to TTC.

     TransTexas sells natural gas to TARC under an interruptible long-term sales contract. Revenues from TARC under this contract totaled approximately $1.1 million , $2.7 million and $2.4 million, respectively, for the years ended January 31, 1998, 1997 and 1996, $2.2 million and $2.3 million, respectively, for the six months ended January 31, 1996 and 1995, and $2.5 million for the year ended July 31, 1995. The amount payable to TransTexas for natural gas purchases at January 31, 1997 was $2.7 million.

     Pursuant to the stock transfer agreement dated February 23, 1995 (the "Stock Transfer Agreement") among TransAmerican, TEC and TARC, TransAmerican contributed to the capital of TEC (the "Stock Transfer") (i) all of the outstanding capital stock of TARC, and (ii) 55 million shares of common stock of TransTexas. TEC subsequently contributed 15 million of its shares of TransTexas common stock to TARC.

     Prior to the sale of the TARC Notes, TARC participated in TransAmerican's centralized cash management program. Funds required by TARC for daily operations and capital expenditures were advanced by TransAmerican. In October 1994, TransAmerican sold 5.25 million shares of TransTexas common stock. TransAmerican advanced approximately $50 million of the proceeds from these stock sales to TARC, of which approximately $20 million was used by TARC to repay a portion of the intercompany debt owed to TransAmerican, and the remaining $30 million of the net proceeds was used for working capital and general corporate purposes. TARC used approximately $30 million of the net proceeds of the sale of the TARC Notes to repay additional intercompany debt to TransAmerican. TransAmerican contributed to the capital of TARC (through TEC) all but $10 million of the remainder of TARC's intercompany debt owed to TransAmerican.

In April 1995, TARC repaid the remaining $10 million of intercompany indebtedness owed to TransAmerican. In August 1995, TARC received an advance of $3 million from TransTexas, which TARC used to settle its remaining portion of certain litigation. In September 1995, TARC received an advance of $1.7 million from TransAmerican, which TARC used to purchase feedstock. In October 1995, TARC repaid these advances without interest. Additionally in October 1995, TARC received an advance of approximately $4 million from TransAmerican for working capital which it repaid in June 1997.

     In September 1995, TARC received an advance of $1 million from TransTexas, which TARC used to purchase feedstock. This advance was repaid by TARC without interest. In December 1995, TARC advanced $1 million to TransTexas. This advance was repaid to TARC with interest in December 1995.

     During 1995, TransAmerican acquired an office building which it subsequently sold to TransTexas in February 1996 for $4 million. In February 1996, TransAmerican advanced $4 million of the proceeds from this sale to TARC for working capital. TransTexas charges TARC approximately $61,000 in rent annually, of which approximately $117,000 was payable to TransTexas at January 31, 1998.

     In July 1996, TARC executed a promissory note to TransAmerican for up to $25 million. The note bore interest at a rate of 15% per annum, payable quarterly beginning October 31, 1996. On November 1, 1996, TARC executed an additional $25 million promissory note to TransAmerican which bore interest at 15% per annum, payable quarterly beginning December 31, 1996 (together with the first promissory note, the "TransAmerican Notes"). As of January 31, 1997, TARC had approximately $44.4 million outstanding under the TransAmerican Notes. In February 1997, the November 1996 promissory note was replaced with a $50 million note bearing interest at an annual rate of 15% and which matures on July 31, 2002. All amounts outstanding under the TransAmerican Notes were repaid on June 13, 1997.

     Southeast Contractors, a subsidiary of TransAmerican, provides construction personnel to TARC in connection with the Capital Improvement Program. These construction workers are temporary employees, and the number and composition of the workforce will vary throughout the Capital Improvement Program. Southeast Contractors charges TARC for the direct costs it incurs (which consist solely of employee payroll and benefits) plus administrative costs and fees of up to $2.0 million per year. Total labor costs charged by Southeast Contractors for the years ended January 31, 1998 and 1997, the six months ended January 31, 1996 and the year ended July 31, 1995 were $50.7 million, $14.1 million, $20.2 million and $15.5 million, respectively, of which $5.3 million and $1.8 million was payable at January 31, 1998 and 1997, respectively.

     In July and September 1997, TEC advanced an aggregate of $46 million to TARC. All of the advances are governed by the terms of a promissory note that is due June 14, 2002 bearing interest at a rate that, when added to the interest paid by TransTexas on the TransTexas Intercompany Loan, will equal the amount of interest payable on the TEC Notes through December 15, 1997. Thereafter, the amount of fixed interest payable to TEC of $5.7 million per year will be proportioned semi-annually between TARC and TransTexas based on the average outstanding balance of TARC's note to TEC and the average outstanding balance of all notes between TransTexas and TEC. As of January 31, 1998, the principal amount payable by TARC to TEC pursuant to the advances was $15 million. During the year ended January 31, 1998, TARC recognized $3.1 million in interest expense pursuant to the advances of which approximately $0.2 million was payable to TEC at January 31, 1998. Included in the $3.1 million of interest expense is approximately $0.3 million paid to TEC for advances made to TransTexas during fiscal 1998.

     During the year ended January 31, 1998, TEC contributed $13.5 million to TARC for general corporate purposes pursuant to the TARC Disbursement Agreement.

     On December 30, 1997, TEC and TARC entered into an expense reimbursement agreement pursuant to which TARC will reimburse TEC for certain administrative, legal and accounting expenses and directors fees and will also reimburse TEC for other expenses in an amount not to exceed $200,000 per year. Since December 30, 1997, no such expenses were reimbursed to TEC.

     Blackburn & Henderson, a law firm of which Mr. Henderson, a director of TARC and TEC, is a partner, provides legal and other services to TransAmerican and its affiliates for an annual fee of $96,000 plus expenses.

     TNGC Holdings Corporation, TransAmerican, and its existing subsidiaries, including TARC, TEC and TransTexas, entered into a tax allocation agreement (the "Tax Allocation Agreement"), the general terms of which require TransAmerican and all of its subsidiaries to file federal income tax returns as members of a consolidated group to the extent permitted by law. Filing on a consolidated basis allows income and tax of one member to be offset by losses and credits of another and allows deferral of certain intercompany gains; however, each member is severally liable for the consolidated federal income tax liability of the consolidated group.

     The Tax Allocation Agreement requires each of TransAmerican's subsidiaries to pay to TransAmerican each year its allocable share of the federal income tax liabilities of the consolidated group ("Allocable Share"). The Tax Allocation Agreement provides for a reallocation of the group's consolidated federal income tax liabilities among the members if the IRS or the courts ultimately re-determine the group's regular tax or alternative minimum tax liability. In the event of an IRS audit or examination, the Tax Allocation Agreement generally gives TransAmerican the authority to compromise or settle disputes and to control litigation, subject to the approval of TARC, TEC or TransTexas, as the case may be, where such compromise or settlement affects the determination of the separate tax liability of that company.

     Under the Tax Allocation Agreement, each subsidiary's Allocable Share for each tax year will generally equal the amount of federal income tax it would have owed had it filed a separate federal income tax return for each year except that each subsidiary will be able to utilize net operating losses and credits of TransAmerican and the other members of the consolidated group effectively to defer payment of tax liabilities that it would have otherwise owed had it filed a separate federal income tax return. Each subsidiary will essentially pay the deferred taxes at the time TransAmerican (or the member whose losses or credits are utilized by such subsidiary) begins generating taxable income or tax. This will have the effect of deferring a portion of such subsidiary's tax liability to future years. The parties to the Tax Allocation Agreement amended such agreement in connection with the Lobo Sale to include additional affiliates as parties, and further amended the Tax Allocation Agreement in connection with the transactions consummated in June 1997 to allocate to TransAmerican, as among the parties, any tax liability associated with the Lobo Sale.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

                                                                        PAGE
                                                                        ----
(a)  Financial Statements, Schedules and Exhibits

     (1)  Report of Independent Accountants...........................    40
          Consolidated Balance Sheet..................................    41
          Consolidated Statement of Operations........................    42
          Consolidated Statement of Stockholder's Equity (Deficit)....    43
          Consolidated Statement of Cash Flows........................    44
          Notes to Consolidated Financial Statements..................    45
     (2)  Report of Independent Accountants...........................    98
          Schedule II -- Valuation and Qualifying Accounts............    99

     (3)  Exhibits
           3.1           -- Certificate of Incorporation, as amended (filed as an
                            Exhibit to the Company's and TARC's Registration
                            Statement on Form S-1 (33-85930), and incorporated herein
                            by reference).
           3.2           -- Certificate of Amendment dated June 5, 1997 to
                            Certificate of Incorporation of the Company (filed as an
                            exhibit to the Company's current report on Form 8-K dated
                            June 13, 1997, and incorporated herein by reference).
           3.3           -- Certificate of Amendment dated July 2, 1997 to
                            Certificate of Incorporation of the Company (filed as an
                            exhibit to the Company's current report on Form 8-K dated
                            June 13, 1997, and incorporated herein by reference).
           3.4           -- Certificate of Amendment dated February 18, 1997 to
                            Certificate of Incorporation (filed as an exhibit to the
                            Company's Annual Report on Form 10-K for the year ended
                            January 31, 1997, and incorporated herein by reference).
           3.5           -- Certificate of Designation of Series A Preferred Stock
                            (filed as an exhibit to the Company's and TARC's
                            Registration Statement on Form S-1 (33-85930), and
                            incorporated herein by reference).
           3.6           -- By-laws of the Company (filed as an exhibit to the
                            Company's and TARC's Registration Statement on Form S-1
                            (33-85930), and incorporated herein by reference).
           4.1           -- Indenture dated as of February 15, 1995, between TARC,
                            First Fidelity Bank, National Association, as Trustee and
                            the Company, with respect to the Guaranteed First
                            Mortgage Discount Notes and the Guaranteed First Mortgage
                            Notes (together, the "TARC Notes"), including the forms
                            of TARC Notes as exhibits (filed as an exhibit to the
                            Company's and TARC's Current Report on Form 8-K dated
                            March 14, 1995, and incorporated herein by reference).
           4.2           -- Warrant Agreement dated as of February 23, 1995, among
                            the Company, TARC and First Fidelity Bank, National
                            Association, as Warrant Trustee, with respect to the
                            Common Stock Purchase Warrants including the form of
                            Warrant as an exhibit (filed as an exhibit to the
                            Company's and TARC's Current Report on Form 8-K dated
                            March 14, 1995, and incorporated herein by reference).
           4.3           -- Pledge Agreement dated as of February 23, 1995, from TARC to First Fidelity Bank, National Association, as Trustee
                            (filed as an exhibit to the Company's and TARC's Current
                            Report on Form 8-K dated March 14, 1995, and incorporated
                            herein by reference).

           4.4           -- Security Agreement dated as of February 23, 1995, from
                            TARC to First Fidelity Bank, National Association, as
                            Trustee (filed as an exhibit to the Company's and TARC's
                            Current Report on Form 8-K dated March 14, 1995, and
                            incorporated herein by reference).
           4.5           -- Cash Collateral and Disbursement Agreement dated as of
                            February 23, 1995, among TARC, First Fidelity Bank,
                            National Association, as Trustee, First Fidelity Bank,
                            N.A., as Disbursement Agent, and Baker & O'Brien, Inc.,
                            as Construction Supervisor (filed as an exhibit to the
                            Company's and TARC's current Report on Form 8-K dated
                            March 14, 1995, and incorporated herein by reference).
           4.6           -- Mortgage, Assignment of Leases and Rents, Security
                            Agreement and Financing Statement from TARC in favor of
                            First Fidelity Bank, National Association, as Trustee
                            (filed as an exhibit to the Company's and TARC's Current
                            Report on Form 8-K dated March 14, 1995, and incorporated
                            herein by reference).
           4.7           -- Registration Rights Agreement dated as of February 23,
                            1995, between TransTexas, the Company, and TARC (filed as
                            an exhibit to the Company's and TARC's Current Report on
                            Form 8-K dated March 14, 1995, and incorporated herein by
                            reference).
           4.8           -- First Supplemental Indenture dated as of February 24,
                            1997 among TARC, TEC and First Union National Bank, f/k/a
                            First Fidelity Bank, N.A. (filed as an exhibit to TARC's
                            Annual Report on Form 10-K for the year ended January 31,
                            1997, and incorporated herein by reference).
           4.9           -- Pledge Agreement dated as of February 23, 1995, among
                            TransAmerican Natural Gas Corporation, TransTexas Gas
                            Corporation and Halliburton Company (filed as an exhibit
                            to TransTexas' Registration Statement on Form S-3
                            (33-91494), and incorporated herein by reference).
           4.10          -- Pledge Agreement dated as of February 23, 1995, among
                            TransAmerican Natural Gas Corporation, TransTexas Gas
                            Corporation and RECO Industries, Inc. (filed as an
                            exhibit to TransTexas' Registration Statement on Form S-3
                            (33-91494), and incorporated herein by reference).
           4.11          -- Pledge Agreement dated as of February 23, 1995, among
                            TransAmerican Natural Gas Corporation, TransTexas Gas
                            Corporation and Frito-Lay, Inc. (filed as an exhibit to
                            TransTexas' Registration Statement on Form S-3
                            (33-91494), and incorporated herein by reference).
           4.12          -- Pledge Agreement dated as of February 23, 1995, among
                            TransAmerican Natural Gas Corporation, TransTexas Gas
                            Corporation and EM Sector Holdings, Inc. (filed as an
                            exhibit to TransTexas' Registration Statement on Form S-3
                            (33-91494), and incorporated herein by reference).
           4.13          -- Second Supplemental Indenture dated June 13, 1997 among
                            TARC, as issuer, the Company, as guarantor, and First
                            Union National Bank, as trustee (filed as an exhibit to
                            the Company's current report on Form 8-K dated June 13,
                            1997, and incorporated herein by reference).
           4.14          -- Indenture dated June 13, 1997 among the Company, as
                            issuer, and Firstar Bank of Minnesota, as trustee (filed
                            as an exhibit to the Company's current report on Form 8-K
                            dated June 13, 1997, and incorporated herein by
                            reference).
           4.15          -- Security and Pledge Agreement dated June 13, 1997 by the
                            Company in favor of Firstar Bank of Minnesota, as trustee
                            (filed as an exhibit to the Company's current report on
                            Form 8-K dated June 13, 1997, and incorporated herein by
                            reference).
           4.16          -- Registration Rights Agreement dated June 5, 1997 (filed as an exhibit the Company's current report on Form 8-K
                            dated June 13, 1997, and incorporated herein by
                            reference).

           4.17          -- Loan Agreement dated June 13, 1997 between TransTexas and the Company (filed as an exhibit to the Company's current
                            report on Form 8-K dated June 13, 1997, and incorporated
                            herein by reference).
           4.18          -- Loan Agreement dated June 13, 1997 between TARC and the
                            Company (filed as an exhibit to the Company's current
                            report on Form 8-K dated June 13, 1997, and incorporated
                            herein by reference).
           4.19          -- Security and Pledge Agreement dated June 13, 1997 by
                            TransTexas in favor of the Company (filed as an exhibit
                            to the Company's current report on Form 8-K dated June
                            13, 1997, and incorporated herein by reference).
           4.20          -- Security and Pledge Agreement dated June 13, 1997 by TARC in favor of the Company (filed as an exhibit to the
                            Company's current report on Form 8-K dated June 13, 1997,
                            and incorporated herein by reference).
           4.21          -- Disbursement Agreement dated June 13, 1997 among TARC,
                            the Company, Firstar Bank of Minnesota, as disbursement
                            agent and trustee, and Baker & O'Brien, as construction
                            supervisor (filed as an exhibit to the Company's current
                            report on Form 8-K dated June 13, 1997, and incorporated
                            herein by reference).
           4.22          -- Disbursement Agreement dated June 13, 1997 among
                            TransTexas, the Company and Firstar Bank of Minnesota, as
                            disbursement agent and trustee (filed as an exhibit to
                            the Company's current report on Form 8-K dated June 13,
                            1997, and incorporated herein by reference).
           4.23          -- Forms of Mortgage dated June 13, 1997 between TransTexas and TransAmerican Energy Corporation (filed as an exhibit
                            to TransTexas' registration statement on Form S-4
                            (333-33803), and incorporated herein by reference).
           4.24          -- Form of Mortgage dated June 13, 1997 between TARC and
                            TransAmerican Energy Corporation (filed as an exhibit to
                            TARC's quarterly report for the quarter ended July 31,
                            1997, and incorporated herein by reference).
           4.25          -- Intercreditor and Collateral Agency Agreement dated June
                            13, 1997 among Firstar Bank of Minnesota, TEC and
                            TransTexas (filed as an exhibit to TEC's quarterly report
                            on Form 10-Q for the quarter ended July 31, 1997, and
                            incorporated herein by reference).
           4.26          -- Intercreditor and Collateral Agency Agreement dated June
                            13, 1997, among Firstar Bank of Minnesota, First Union
                            National Bank, TEC and TAR (filed as an exhibit to TEC's
                            quarterly report on Form 10-Q for the quarter ended July
                            31, 1997, and incorporated herein by reference).
          *4.27          -- First Supplemental Indenture dated December 30, 1997
                            between TEC and Firstar Bank of Minnesota.
          *4.28          -- First Amendment to Registration Rights Agreement dated
                            December 30, 1997.
           4.29          -- First Amendment to Loan Agreement dated December 30, 1997 between TransTexas and TEC (filed as an exhibit to
                            TransTexas' annual report on Form 10-K for the year ended
                            January 31, 1998, and incorporated herein by reference).
           4.30          -- First Amendment to Disbursement Agreement dated December
                            30, 1997 between TransTexas, TEC and First Bank of
                            Minnesota, as disbursement agent and Trustee (filed as an
                            exhibit to TransTexas' annual report on Form 10-K for the
                            year ended January 31, 1998, and incorporated herein by
                            reference).
           4.31          -- First Amendment dated December 30, 1997 to Loan Agreement between TARC and TEC (filed as an exhibit to TARC's
                            annual report on Form 10-K for the year ended January 31,
                            1998, and incorporated herein by reference).

           4.32          -- First Amendment dated December 30, 1997 to Disbursement
                            Agreement among TARC, TEC, Firstar Bank of Minnesota,
                            N.A. and Baker & O'Brien (filed as an exhibit to TARC's
                            annual report on Form 10-K for the year ended January 31,
                            1998, and incorporated herein by reference).
           4.33          -- Indenture dated December 30, 1997 between TARC and First
                            Union National Bank, as trustee, with respect to the $200
                            million Series A Senior Subordinated Notes, including the
                            form of Note as an exhibit (filed as an exhibit to TARC's
                            annual report on Form 10-K for the year ended January 31,
                            1998, and incorporated herein by reference).
           4.34          -- Warrant Agreement dated December 30, 1997 between TARC
                            and First Union National Bank, as Warrant Agent, with
                            respect to 175,000 common stock purchase warrants (the
                            "December 1997 Warrants"), including the form of warrant
                            as an exhibit (filed as an exhibit to TARC's annual
                            report on Form 10-K for the year ended January 31, 1998,
                            and incorporated herein by reference).
           4.35          -- Registration Rights Agreement dated December 30, 1997
                            between TARC and the holders of the Series A Senior
                            Subordinated Notes (filed as an exhibit to TARC's annual
                            report on Form 10-K for the year ended January 31, 1998,
                            and incorporated herein by reference).
           4.36          -- Securityholders' and Registration Rights Agreement dated
                            December 30, 1997 between TARC, Jefferies & Company,
                            Inc., as the Purchaser, and the holders of the December
                            1997 Warrants (filed as an exhibit to TARC's annual
                            report on Form 10-K for the year ended January 31, 1998,
                            and incorporated herein by reference).
           4.37          -- Third Supplemental Indenture dated January 16, 1998
                            between TARC, TEC and First Union National Bank (filed as
                            an exhibit to TARC's annual report on Form 10-K for the
                            year ended January 31, 1998, and incorporated herein by
                            reference).
           4.38          -- Irrevocable Trust and Security Agreement dated January
                            16, 1998 between TARC and First Union National Bank
                            (filed as an exhibit to TARC's annual report on Form 10-K
                            for the year ended January 31, 1998, and incorporated
                            herein by reference).
           4.39          -- Indenture dated March 16, 1998 between TARC and First
                            Union National Bank, as trustee, with respect to the $25
                            million Series C Senior Subordinated Notes, including the
                            form of Note as an exhibit (filed as an exhibit to TARC's
                            annual report on Form 10-K for the year ended January 31,
                            1998, and incorporated herein by reference).
           4.40          -- Warrant Agreement dated March 16, 1998 between TARC and
                            First Union National Bank, as Warrant Agent, with respect
                            to 25,000 common stock purchase warrants (the "March 1998
                            Warrants"), including the form of warrant as an exhibit
                            (filed as an exhibit to TARC's annual report on Form 10-K
                            for the year ended January 31, 1998, and incorporated
                            herein by reference).
           4.41          -- Registration Rights Agreement dated March 16, 1998
                            between TARC and the holders of the Series C Senior
                            Subordinated Notes (filed as an exhibit to TARC's annual
                            report on Form 10-K for the year ended January 31, 1998,
                            and incorporated herein by reference).
           4.42          -- Securityholders' and Registration Rights Agreement dated
                            March 16, 1998 between TARC, Jefferies & Company, Inc.,
                            as the Purchaser, and the holders of the March 1998
                            Warrants (filed as an exhibit to TARC's annual report on
                            Form 10-K for the year ended January 31, 1998, and
                            incorporated herein by reference).

           4.43          -- Note Purchase Agreement dated December 10, 1997 between
                            TARC and Merrill Lynch Corporate Bond Fund, Inc. -- High
                            Income Portfolio (filed as an exhibit to TARC's annual
                            report on Form 10-K for the year ended January 31, 1998,
                            and incorporated herein by reference).
          10.1           -- Services Agreement dated August 24, 1993, by and between
                            TransTexas and TransAmerican (filed as an exhibit to
                            TransTexas' Current Report on Form 8-K filed with the SEC
                            on October 4, 1993, and incorporated herein by
                            reference).
          10.2           -- Tax Allocation Agreement dated August 24, 1993, by and
                            among TransAmerican, TransTexas, and the other direct and
                            indirect subsidiaries of TransAmerican, as amended (filed
                            as an exhibit to TransTexas' Registration Statement on
                            Form S-1 (33-75050), and incorporated herein by
                            reference).
          10.3           -- Interruptible Gas Sales Terms and Conditions, between
                            TransTexas and TARC, as amended (filed as an exhibit to
                            TARC's Registration Statement on Form S-1 (33-82200), and
                            incorporated herein by reference).
          10.4           -- Bank Group Agreement dated August 24, 1993, by and among
                            TransAmerican, TransTexas, and the Bank Group (filed as
                            an exhibit to TransTexas' Current Report on Form 8-K
                            filed with the SEC on October 4, 1993, and incorporated
                            herein by reference).
          10.5           -- Gas Purchase Agreement dated June 8, 1987, by and between
                            TransAmerican and The Coastal Corporation, as amended by
                            the Amendment to Gas Purchase Agreement dated February
                            13, 1990, by and between TransAmerican and Texcol Gas
                            Services, Inc., as successor to The Coastal Corporation
                            (filed as an exhibit to TransTexas' Registration
                            Statement on Form S-1 (33-62740), and incorporated herein
                            by reference).
          10.6           -- Form of Indemnification Agreement by and between
                            TransTexas and each of its directors (filed as an exhibit
                            to TransTexas' Current Report on Form 8-K filed with the
                            Securities and Exchange Commission on October 4, 1993,
                            and incorporated herein by reference).
          10.7           -- Gas Purchase Agreement dated November 1, 1985, between
                            TransAmerican and Washington Gas and Light Company,
                            Frederick Gas Company, Inc., and Shenandoah Gas Company
                            (filed as an exhibit to TransTexas' Registration
                            Statement on Form S-1 (33-75050), and incorporated herein
                            by reference).
          10.8           -- Amendment Extending Gas Purchase Agreement between
                            TransTexas and Washington Gas Light Company, Inc., and
                            Shenandoah Gas Company, as amended, dated November 1,
                            1993 (filed as an exhibit to TransTexas' Quarterly Report
                            on Form 10-Q for the three months ended January 31, 1994,
                            and incorporated herein by reference).
          10.9           -- Transfer Agreement dated August 24, 1993, by and among
                            TransAmerican, TransTexas, Transmission, and John R.
                            Stanley (filed as an exhibit to the Company's Current
                            Report on Form 8-K filed with the SEC on October 4, 1993,
                            and incorporated herein by reference).
          10.10          -- Employment Agreement between TransTexas and Richard
                            Bianchi dated August 12, 1996 (filed as an exhibit to
                            TransTexas' Form 10-Q for the quarter ended October 31,
                            1996, and incorporated herein by reference).
          10.11          -- Amended and Restated Accounts Receivable Management and
                            Security Agreement dated as of October 31, 1995, between
                            TransTexas and BNY Financial Corporation (filed as an
                            exhibit to TransTexas' Quarterly Report on Form 10-Q for
                            the quarter ended October 31, 1995, and incorporated
                            herein by reference).

          10.12          -- Processing Agreement dated March 20, 1996 by and between
                            TARC and J. Aron & Company (filed as an exhibit to TARC's
                            Transition Report on Form 10-K for the transition period
                            ended January 31, 1996, and incorporated herein by
                            reference).
          10.13          -- Stock Transfer Agreement dated as of February 23, 1995, between TARC, the Company and TransAmerican (filed as an
                            exhibit to TARC's and the Company's Current Report on
                            Form 8-K dated March 14, 1995, and incorporated herein by
                            reference).
          10.14          -- Employment Agreement dated June 12, 1995 by and between
                            TARC and R. Glenn McGinnis (filed as an exhibit to TARC's
                            Transition Report on Form 10-K for the transition period
                            ended January 31, 1996, and incorporated herein by
                            reference).
          10.15          -- Indemnification Agreement by and between TARC and each of its directors (filed as an exhibit to the Company's and
                            TEC's Registration Statement on Form S-1 (33-82200), and
                            incorporated herein by reference).
          10.16          -- Intercompany Note dated as of August 12, 1994, executed by TARC for the benefit of TransAmerican (filed as an
                            exhibit to the Company's and TEC's Registration Statement
                            on Form S-1 (33-82200), and incorporated herein by
                            reference).
          10.17          -- Employment Agreement between TransTexas and Arnold
                            Brackenridge dated August 12, 1996 (previously filed as
                            an exhibit to TransTexas' Form 10-Q for the quarter ended
                            October 31, 1996, and incorporated herein by reference).
          10.18          -- Note Purchase Agreement, dated as of May 10, 1996, among
                            TransTexas Gas Corporation, TCW Shared Opportunity Fund
                            II, L.P. and Jefferies & Company, Inc. (filed as an
                            exhibit to TransTexas' Form 10-Q for the quarter ended
                            April 30, 1996, and incorporated herein by reference).
          10.19          -- Master Swap Agreement, dated June 6, 1996, between
                            TransTexas Gas Corporation and AIG Trading Corporation
                            (filed as an exhibit to TransTexas' Form 10-Q for the
                            quarter ended April 30, 1996, and incorporated herein by
                            reference).
          10.20          -- Purchase Agreement, dated January 30, 1996, between
                            TransTexas Gas Corporation and Sunflower Energy Finance
                            Company (filed as an exhibit to TransTexas' Form 10-Q for
                            the quarter ended April 30, 1996, and incorporated herein
                            by reference).
          10.21          -- Production Payment Conveyance, executed on January 30,
                            1996, from TransTexas Gas Corporation to Sunflower Energy
                            Finance Company (filed as an exhibit to TransTexas' Form
                            10-Q for the quarter ended April 30, 1996, and
                            incorporated herein by reference).
          10.22          -- First Supplement to Purchase Agreement, dated as of
                            February 12, 1996, among TransTexas Gas Corporation,
                            Sunflower Energy Finance Company and TCW Portfolio No.
                            1555 DR V Sub-Custody Partnership, L.P. (filed as an
                            exhibit to TransTexas' Form 10-Q for the quarter ended
                            April 30, 1996, and incorporated herein by reference).
          10.23          -- First Supplement to Production Payment Conveyance,
                            executed February 12, 1996, among TransTexas Gas
                            Corporation, Sunflower Energy Finance Company and TCW
                            Portfolio No. 1555 DR V Sub-Custody Partnership, L.P.
                            (filed as an exhibit to TransTexas' Form 10-Q for the
                            quarter ended April 30, 1996, and incorporated herein by
                            reference).
          10.24          -- Purchase Agreement, dated May 14, 1996, among TransTexas
                            Gas Corporation, TCW Portfolio No. 1555 DR V Sub-Custody
                            Partnership, L.P. and Sunflower Energy Finance Company
                            (filed as an exhibit to TransTexas' Form 10-Q for the
                            quarter ended April 30, 1996, and incorporated herein by
                            reference).

          10.25          -- Production Payment Conveyance, executed May 14, 1996,
                            from TransTexas Gas Corporation to TCW Portfolio No. 1555
                            Dr V Sub-Custody Partnership, L.P. and Sunflower Energy
                            Finance Company (filed as an exhibit to TransTexas' Form
                            10-Q for the quarter ended April 30, 1996, and
                            incorporated herein by reference).
          10.26          -- Stock Purchase Agreement dated May 29, 1997 by and
                            between TransTexas and First Union Bank of Connecticut
                            (filed as an exhibit to TransTexas' Current Report on
                            Form 8-K dated May 29, 1997, and incorporated herein by
                            reference).
          10.27          -- Note Purchase Agreement dated June 5, 1997 (filed as an exhibit to the Company's registration statement on Form
                            S-4 (333-37723), and incorporated herein by reference).
          10.28          -- Services Agreement dated June 13, 1997 among TNGC
                            Holdings Corporation, TransAmerican, TEC, TARC,
                            TransTexas and TTXD (filed as an exhibit to TransTexas'
                            Quarterly Report on Form 10-Q for the quarter ended July
                            31, 1997, and incorporated herein by reference).
          10.29          -- Amendment No. 3 to Tax Allocation Agreement dated May 29,
                            1997 (filed as an exhibit to TransTexas' Quarterly Report
                            on Form 10-Q for the quarter ended July 31, 1997, and
                            incorporated herein by reference).
          10.30          -- Amendment No. 4 to Tax Allocation Agreement dated June
                            13, 1997 (filed as an exhibit to TransTexas' Quarterly
                            Report on Form 10-Q for the quarter ended July 31, 1997,
                            and incorporated herein by reference).
          10.31          -- Asset Purchase Agreement dated September 19, 1997 between
                            GATX Terminals Corporation and TARC (filed as an exhibit
                            to TARC's 10-Q for the quarter ended October 31, 1997,
                            and incorporated herein by reference).
          10.32          -- Second Amended and Restated Accounts Receivable
                            Management Agreement dated October 14, 1997 between
                            TransTexas and BNY Financial Corp. (filed as an exhibit
                            to TransTexas' Form 10-Q for the quarter ended October
                            31, 1997, and incorporated herein by reference).
          10.33          -- Employment Agreement dated December 1, 1997 between
                            TransTexas and Arnold Brackenridge (filed as an exhibit
                            to TransTexas' annual report on Form 10-K for the year
                            ended January 31, 1998, and incorporated herein by
                            reference).
          10.34          -- Employment Agreement Settlement dated April 28, 1998
                            between TransTexas and Richard Bianchi (filed as an
                            exhibit to TransTexas' annual report on Form 10-K for the
                            year ended January 31, 1998, and incorporated herein by
                            reference).
          10.35          -- Severance Agreement dated November 21, 1997 between
                            TransTexas and Lee Muncy (filed as an exhibit to
                            TransTexas' annual report on Form 10-K for the year ended
                            January 31, 1998, and incorporated herein by reference).
          10.36          -- Purchase Agreement dated February 23, 1998 between
                            TransTexas and TCW (filed as an exhibit to TransTexas'
                            annual report on Form 10-K for the year ended January 31,
                            1998, and incorporated herein by reference).
          10.37          -- Production Payment Conveyance dated February 23, 1998
                            between TransTexas and TCW (filed as an exhibit to
                            TransTexas' annual report on Form 10-K for the year ended
                            January 31, 1998, and incorporated herein by reference).
          21.1           -- Schedule of Subsidiaries (filed as an exhibit to TARC's and TEC's Registration Statement on Form S-1 (No.
                            33-82200), and incorporated herein by reference).
         *23.1           -- Consent of Netherland, Sewell & Associates, Inc.
         *27.1           -- Financial Data Schedule.

          99.1           -- Financial statements of TransTexas dated January 31, 1998
                            (filed as part of TransTexas' Annual Report on Form 10-K
                            for the year ended January 31, 1998, and incorporated
                            herein by reference).
          99.2           -- Financial statements of TARC dated January 31, 1998
                            (filed as part of TARC's Annual Report on Form 10-K for
                            the quarter ended January 31, 1998, and incorporated
                            herein by reference).

---------------

*filed herewith

(b) Reports on Form 8-K

     The Company did not file any current reports on Form 8-K during the three months ended January 31, 1998.

                                   SIGNATURES

     Pursuant to the requirements Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 4, 1998.

                                          TRANSAMERICAN ENERGY CORPORATION

                                          By:      /s/ JOHN R. STANLEY

                                            ------------------------------------
                                              John R. Stanley, Chief Executive
                                                           Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on May 4, 1998.

                    NAME                                                TITLE
                    ----                                                -----

             /s/ JOHN R. STANLEY                 Director, Chairman of the Board and Chief Executive
---------------------------------------------      Officer
               John R. Stanley
                                                 (Principal Executive Officer)

            /s/ THOMAS B. MCDADE                 Director
---------------------------------------------
              Thomas B. McDade

            /s/ JAMES V. LANGSTON                Director
---------------------------------------------
              James V. Langston

                                                 Director
---------------------------------------------
                John R. Blinn

           /s/ DONALD B. HENDERSON               Director
---------------------------------------------
             Donald B. Henderson

            /s/ EDWIN B. DONAHUE                 Vice President, Chief Financial Officer and
---------------------------------------------      Secretary (Principal Financial and Accounting
              Edwin B. Donahue                     Officer)

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Stockholder and Board of Directors
TransAmerican Energy Corporation:

     Our report on the consolidated financial statements of TransAmerican Energy Corporation is included on page 40 of this Annual Report on Form 10-K. In connection with our audits of such financial statements, we have also audited the related financial statement schedule listed in the index on page 89 of this Annual Report on Form 10-K.

     In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

                                            COOPERS & LYBRAND L.L.P.

Houston, Texas
April 30, 1998

                                                                     SCHEDULE II

                        TRANSAMERICAN ENERGY CORPORATION

                       VALUATION AND QUALIFYING ACCOUNTS
                           (IN THOUSANDS OF DOLLARS)

                                              BALANCE
                                                AT                                           BALANCE AT
                                             BEGINNING   ADDITIONS                  OTHER       END
                DESCRIPTION                  OF PERIOD   AT COSTS    RETIREMENTS   CHANGES   OF PERIOD
                -----------                  ---------   ---------   -----------   -------   ----------
Year Ended January 31, 1998:
  Valuation allowance --
  long-term receivables....................   $   --       $ --        $   --       $ --       $   --
                                              ======       ====        ======       ====       ======
Year Ended January 31, 1997:
  Valuation allowance --
  long-term receivables....................   $1,230       $516        $1,746       $ --       $   --
                                              ======       ====        ======       ====       ======
Transition Period ended January 31, 1996:
  Valuation allowance --
  long-term receivables....................   $  952       $278        $   --       $ --       $1,230
                                              ======       ====        ======       ====       ======
Year ended July 31, 1995:
  Valuation allowance --
  long-term receivables....................   $  531       $421        $   --       $ --       $  952
                                              ======       ====        ======       ====       ======

                               INDEX TO EXHIBITS

           3.1           -- Certificate of Incorporation, as amended (filed as an
                            Exhibit to the Company's and TARC's Registration
                            Statement on Form S-1 (33-85930), and incorporated herein
                            by reference).
           3.2           -- Certificate of Amendment dated June 5, 1997 to
                            Certificate of Incorporation of the Company (filed as an
                            exhibit to the Company's current report on Form 8-K dated
                            June 13, 1997, and incorporated herein by reference).
           3.3           -- Certificate of Amendment dated July 2, 1997 to
                            Certificate of Incorporation of the Company (filed as an
                            exhibit to the Company's current report on Form 8-K dated
                            June 13, 1997, and incorporated herein by reference).
           3.4           -- Certificate of Amendment dated February 18, 1997 to
                            Certificate of Incorporation (filed as an exhibit to the
                            Company's Annual Report on Form 10-K for the year ended
                            January 31, 1997, and incorporated herein by reference).
           3.5           -- Certificate of Designation of Series A Preferred Stock
                            (filed as an exhibit to the Company's and TARC's
                            Registration Statement on Form S-1 (33-85930), and
                            incorporated herein by reference).
           3.6           -- By-laws of the Company (filed as an exhibit to the
                            Company's and TARC's Registration Statement on Form S-1
                            (33-85930), and incorporated herein by reference).
           4.1           -- Indenture dated as of February 15, 1995, between TARC,
                            First Fidelity Bank, National Association, as Trustee and
                            the Company, with respect to the Guaranteed First
                            Mortgage Discount Notes and the Guaranteed First Mortgage
                            Notes (together, the "TARC Notes"), including the forms
                            of TARC Notes as exhibits (filed as an exhibit to the
                            Company's and TARC's Current Report on Form 8-K dated
                            March 14, 1995, and incorporated herein by reference).
           4.2           -- Warrant Agreement dated as of February 23, 1995, among
                            the Company, TARC and First Fidelity Bank, National
                            Association, as Warrant Trustee, with respect to the
                            Common Stock Purchase Warrants including the form of
                            Warrant as an exhibit (filed as an exhibit to the
                            Company's and TARC's Current Report on Form 8-K dated
                            March 14, 1995, and incorporated herein by reference).
           4.3           -- Pledge Agreement dated as of February 23, 1995, from TARC to First Fidelity Bank, National Association, as Trustee
                            (filed as an exhibit to the Company's and TARC's Current
                            Report on Form 8-K dated March 14, 1995, and incorporated
                            herein by reference).
           4.4           -- Security Agreement dated as of February 23, 1995, from
                            TARC to First Fidelity Bank, National Association, as
                            Trustee (filed as an exhibit to the Company's and TARC's
                            Current Report on Form 8-K dated March 14, 1995, and
                            incorporated herein by reference).
           4.5           -- Cash Collateral and Disbursement Agreement dated as of
                            February 23, 1995, among TARC, First Fidelity Bank,
                            National Association, as Trustee, First Fidelity Bank,
                            N.A., as Disbursement Agent, and Baker & O'Brien, Inc.,
                            as Construction Supervisor (filed as an exhibit to the
                            Company's and TARC's current Report on Form 8-K dated
                            March 14, 1995, and incorporated herein by reference).
           4.6           -- Mortgage, Assignment of Leases and Rents, Security
                            Agreement and Financing Statement from TARC in favor of
                            First Fidelity Bank, National Association, as Trustee
                            (filed as an exhibit to the Company's and TARC's Current
                            Report on Form 8-K dated March 14, 1995, and incorporated
                            herein by reference).

           4.7           -- Registration Rights Agreement dated as of February 23,
                            1995, between TransTexas, the Company, and TARC (filed as
                            an exhibit to the Company's and TARC's Current Report on
                            Form 8-K dated March 14, 1995, and incorporated herein by
                            reference).
           4.8           -- First Supplemental Indenture dated as of February 24,
                            1997 among TARC, TEC and First Union National Bank, f/k/a
                            First Fidelity Bank, N.A. (filed as an exhibit to TARC's
                            Annual Report on Form 10-K for the year ended January 31,
                            1997, and incorporated herein by reference).
           4.9           -- Pledge Agreement dated as of February 23, 1995, among
                            TransAmerican Natural Gas Corporation, TransTexas Gas
                            Corporation and Halliburton Company (filed as an exhibit
                            to TransTexas' Registration Statement on Form S-3
                            (33-91494), and incorporated herein by reference).
           4.10          -- Pledge Agreement dated as of February 23, 1995, among
                            TransAmerican Natural Gas Corporation, TransTexas Gas
                            Corporation and RECO Industries, Inc. (filed as an
                            exhibit to TransTexas' Registration Statement on Form S-3
                            (33-91494), and incorporated herein by reference).
           4.11          -- Pledge Agreement dated as of February 23, 1995, among
                            TransAmerican Natural Gas Corporation, TransTexas Gas
                            Corporation and Frito-Lay, Inc. (filed as an exhibit to
                            TransTexas' Registration Statement on Form S-3
                            (33-91494), and incorporated herein by reference).
           4.12          -- Pledge Agreement dated as of February 23, 1995, among
                            TransAmerican Natural Gas Corporation, TransTexas Gas
                            Corporation and EM Sector Holdings, Inc. (filed as an
                            exhibit to TransTexas' Registration Statement on Form S-3
                            (33-91494), and incorporated herein by reference).
           4.13          -- Second Supplemental Indenture dated June 13, 1997 among
                            TARC, as issuer, the Company, as guarantor, and First
                            Union National Bank, as trustee (filed as an exhibit to
                            the Company's current report on Form 8-K dated June 13,
                            1997, and incorporated herein by reference).
           4.14          -- Indenture dated June 13, 1997 among the Company, as
                            issuer, and Firstar Bank of Minnesota, as trustee (filed
                            as an exhibit to the Company's current report on Form 8-K
                            dated June 13, 1997, and incorporated herein by
                            reference).
           4.15          -- Security and Pledge Agreement dated June 13, 1997 by the
                            Company in favor of Firstar Bank of Minnesota, as trustee
                            (filed as an exhibit to the Company's current report on
                            Form 8-K dated June 13, 1997, and incorporated herein by
                            reference).
           4.16          -- Registration Rights Agreement dated June 5, 1997 (filed as an exhibit the Company's current report on Form 8-K
                            dated June 13, 1997, and incorporated herein by
                            reference).
           4.17          -- Loan Agreement dated June 13, 1997 between TransTexas and the Company (filed as an exhibit to the Company's current
                            report on Form 8-K dated June 13, 1997, and incorporated
                            herein by reference).
           4.18          -- Loan Agreement dated June 13, 1997 between TARC and the
                            Company (filed as an exhibit to the Company's current
                            report on Form 8-K dated June 13, 1997, and incorporated
                            herein by reference).
           4.19          -- Security and Pledge Agreement dated June 13, 1997 by
                            TransTexas in favor of the Company (filed as an exhibit
                            to the Company's current report on Form 8-K dated June
                            13, 1997, and incorporated herein by reference).
           4.20          -- Security and Pledge Agreement dated June 13, 1997 by TARC in favor of the Company (filed as an exhibit to the
                            Company's current report on Form 8-K dated June 13, 1997,
                            and incorporated herein by reference).

           4.21          -- Disbursement Agreement dated June 13, 1997 among TARC,
                            the Company, Firstar Bank of Minnesota, as disbursement
                            agent and trustee, and Baker & O'Brien, as construction
                            supervisor (filed as an exhibit to the Company's current
                            report on Form 8-K dated June 13, 1997, and incorporated
                            herein by reference).
           4.22          -- Disbursement Agreement dated June 13, 1997 among
                            TransTexas, the Company and Firstar Bank of Minnesota, as
                            disbursement agent and trustee (filed as an exhibit to
                            the Company's current report on Form 8-K dated June 13,
                            1997, and incorporated herein by reference).
           4.23          -- Forms of Mortgage dated June 13, 1997 between TransTexas and TransAmerican Energy Corporation (filed as an exhibit
                            to TransTexas' registration statement on Form S-4
                            (333-33803), and incorporated herein by reference).
           4.24          -- Form of Mortgage dated June 13, 1997 between TARC and
                            TransAmerican Energy Corporation (filed as an exhibit to
                            TARC's quarterly report for the quarter ended July 31,
                            1997, and incorporated herein by reference).
           4.25          -- Intercreditor and Collateral Agency Agreement dated June
                            13, 1997 among Firstar Bank of Minnesota, TEC and
                            TransTexas (filed as an exhibit to TEC's quarterly report
                            on Form 10-Q for the quarter ended July 31, 1997, and
                            incorporated herein by reference).
           4.26          -- Intercreditor and Collateral Agency Agreement dated June
                            13, 1997, among Firstar Bank of Minnesota, First Union
                            National Bank, TEC and TAR (filed as an exhibit to TEC's
                            quarterly report on Form 10-Q for the quarter ended July
                            31, 1997, and incorporated herein by reference).
          *4.27          -- First Supplemental Indenture dated December 30, 1997
                            between TEC and Firstar Bank of Minnesota.
          *4.28          -- First Amendment to Registration Rights Agreement dated
                            December 30, 1997.
           4.29          -- First Amendment to Loan Agreement dated December 30, 1997 between TransTexas and TEC (filed as an exhibit to
                            TransTexas' annual report on Form 10-K for the year ended
                            January 31, 1998, and incorporated herein by reference).
           4.30          -- First Amendment to Disbursement Agreement dated December
                            30, 1997 between TransTexas, TEC and First Bank of
                            Minnesota, as disbursement agent and Trustee (filed as an
                            exhibit to TransTexas' annual report on Form 10-K for the
                            year ended January 31, 1998, and incorporated herein by
                            reference).
           4.31          -- First Amendment dated December 30, 1997 to Loan Agreement between TARC and TEC (filed as an exhibit to TARC's
                            annual report on Form 10-K for the year ended January 31,
                            1998, and incorporated herein by reference).
           4.32          -- First Amendment dated December 30, 1997 to Disbursement
                            Agreement among TARC, TEC, Firstar Bank of Minnesota,
                            N.A. and Baker & O'Brien (filed as an exhibit to TARC's
                            annual report on Form 10-K for the year ended January 31,
                            1998, and incorporated herein by reference).
           4.33          -- Indenture dated December 30, 1997 between TARC and First
                            Union National Bank, as trustee, with respect to the $200
                            million Series A Senior Subordinated Notes, including the
                            form of Note as an exhibit (filed as an exhibit to TARC's
                            annual report on Form 10-K for the year ended January 31,
                            1998, and incorporated herein by reference).
           4.34          -- Warrant Agreement dated December 30, 1997 between TARC
                            and First Union National Bank, as Warrant Agent, with
                            respect to 175,000 common stock purchase warrants (the
                            "December 1997 Warrants"), including the form of warrant
                            as an exhibit (filed as an exhibit to TARC's annual
                            report on Form 10-K for the year ended January 31, 1998,
                            and incorporated herein by reference).

           4.35          -- Registration Rights Agreement dated December 30, 1997
                            between TARC and the holders of the Series A Senior
                            Subordinated Notes (filed as an exhibit to TARC's annual
                            report on Form 10-K for the year ended January 31, 1998,
                            and incorporated herein by reference).
           4.36          -- Securityholders' and Registration Rights Agreement dated
                            December 30, 1997 between TARC, Jefferies & Company,
                            Inc., as the Purchaser, and the holders of the December
                            1997 Warrants (filed as an exhibit to TARC's annual
                            report on Form 10-K for the year ended January 31, 1998,
                            and incorporated herein by reference).
           4.37          -- Third Supplemental Indenture dated January 16, 1998
                            between TARC, TEC and First Union National Bank (filed as
                            an exhibit to TARC's annual report on Form 10-K for the
                            year ended January 31, 1998, and incorporated herein by
                            reference).
           4.38          -- Irrevocable Trust and Security Agreement dated January
                            16, 1998 between TARC and First Union National Bank
                            (filed as an exhibit to TARC's annual report on Form 10-K
                            for the year ended January 31, 1998, and incorporated
                            herein by reference).
           4.39          -- Indenture dated March 16, 1998 between TARC and First
                            Union National Bank, as trustee, with respect to the $25
                            million Series C Senior Subordinated Notes, including the
                            form of Note as an exhibit (filed as an exhibit to TARC's
                            annual report on Form 10-K for the year ended January 31,
                            1998, and incorporated herein by reference).
           4.40          -- Warrant Agreement dated March 16, 1998 between TARC and
                            First Union National Bank, as Warrant Agent, with respect
                            to 25,000 common stock purchase warrants (the "March 1998
                            Warrants"), including the form of warrant as an exhibit
                            (filed as an exhibit to TARC's annual report on Form 10-K
                            for the year ended January 31, 1998, and incorporated
                            herein by reference).
           4.41          -- Registration Rights Agreement dated March 16, 1998
                            between TARC and the holders of the Series C Senior
                            Subordinated Notes (filed as an exhibit to TARC's annual
                            report on Form 10-K for the year ended January 31, 1998,
                            and incorporated herein by reference).
           4.42          -- Securityholders' and Registration Rights Agreement dated
                            March 16, 1998 between TARC, Jefferies & Company, Inc.,
                            as the Purchaser, and the holders of the March 1998
                            Warrants (filed as an exhibit to TARC's annual report on
                            Form 10-K for the year ended January 31, 1998, and
                            incorporated herein by reference).
           4.43          -- Note Purchase Agreement dated December 10, 1997 between
                            TARC and Merrill Lynch Corporate Bond Fund, Inc. -- High
                            Income Portfolio (filed as an exhibit to TARC's annual
                            report on Form 10-K for the year ended January 31, 1998,
                            and incorporated herein by reference).
          10.1           -- Services Agreement dated August 24, 1993, by and between
                            TransTexas and TransAmerican (filed as an exhibit to
                            TransTexas' Current Report on Form 8-K filed with the SEC
                            on October 4, 1993, and incorporated herein by
                            reference).
          10.2           -- Tax Allocation Agreement dated August 24, 1993, by and
                            among TransAmerican, TransTexas, and the other direct and
                            indirect subsidiaries of TransAmerican, as amended (filed
                            as an exhibit to TransTexas' Registration Statement on
                            Form S-1 (33-75050), and incorporated herein by
                            reference).
          10.3           -- Interruptible Gas Sales Terms and Conditions, between
                            TransTexas and TARC, as amended (filed as an exhibit to
                            TARC's Registration Statement on Form S-1 (33-82200), and
                            incorporated herein by reference).

          10.4           -- Bank Group Agreement dated August 24, 1993, by and among
                            TransAmerican, TransTexas, and the Bank Group (filed as
                            an exhibit to TransTexas' Current Report on Form 8-K
                            filed with the SEC on October 4, 1993, and incorporated
                            herein by reference).
          10.5           -- Gas Purchase Agreement dated June 8, 1987, by and between
                            TransAmerican and The Coastal Corporation, as amended by
                            the Amendment to Gas Purchase Agreement dated February
                            13, 1990, by and between TransAmerican and Texcol Gas
                            Services, Inc., as successor to The Coastal Corporation
                            (filed as an exhibit to TransTexas' Registration
                            Statement on Form S-1 (33-62740), and incorporated herein
                            by reference).
          10.6           -- Form of Indemnification Agreement by and between
                            TransTexas and each of its directors (filed as an exhibit
                            to TransTexas' Current Report on Form 8-K filed with the
                            Securities and Exchange Commission on October 4, 1993,
                            and incorporated herein by reference).
          10.7           -- Gas Purchase Agreement dated November 1, 1985, between
                            TransAmerican and Washington Gas and Light Company,
                            Frederick Gas Company, Inc., and Shenandoah Gas Company
                            (filed as an exhibit to TransTexas' Registration
                            Statement on Form S-1 (33-75050), and incorporated herein
                            by reference).
          10.8           -- Amendment Extending Gas Purchase Agreement between
                            TransTexas and Washington Gas Light Company, Inc., and
                            Shenandoah Gas Company, as amended, dated November 1,
                            1993 (filed as an exhibit to TransTexas' Quarterly Report
                            on Form 10-Q for the three months ended January 31, 1994,
                            and incorporated herein by reference).
          10.9           -- Transfer Agreement dated August 24, 1993, by and among
                            TransAmerican, TransTexas, Transmission, and John R.
                            Stanley (filed as an exhibit to the Company's Current
                            Report on Form 8-K filed with the SEC on October 4, 1993,
                            and incorporated herein by reference).
          10.10          -- Employment Agreement between TransTexas and Richard
                            Bianchi dated August 12, 1996 (filed as an exhibit to
                            TransTexas' Form 10-Q for the quarter ended October 31,
                            1996, and incorporated herein by reference).
          10.11          -- Amended and Restated Accounts Receivable Management and
                            Security Agreement dated as of October 31, 1995, between
                            TransTexas and BNY Financial Corporation (filed as an
                            exhibit to TransTexas' Quarterly Report on Form 10-Q for
                            the quarter ended October 31, 1995, and incorporated
                            herein by reference).
          10.12          -- Processing Agreement dated March 20, 1996 by and between
                            TARC and J. Aron & Company (filed as an exhibit to TARC's
                            Transition Report on Form 10-K for the transition period
                            ended January 31, 1996, and incorporated herein by
                            reference).
          10.13          -- Stock Transfer Agreement dated as of February 23, 1995, between TARC, the Company and TransAmerican (filed as an
                            exhibit to TARC's and the Company's Current Report on
                            Form 8-K dated March 14, 1995, and incorporated herein by
                            reference).
          10.14          -- Employment Agreement dated June 12, 1995 by and between
                            TARC and R. Glenn McGinnis (filed as an exhibit to TARC's
                            Transition Report on Form 10-K for the transition period
                            ended January 31, 1996, and incorporated herein by
                            reference).
          10.15          -- Indemnification Agreement by and between TARC and each of its directors (filed as an exhibit to the Company's and
                            TEC's Registration Statement on Form S-1 (33-82200), and
                            incorporated herein by reference).
          10.16          -- Intercompany Note dated as of August 12, 1994, executed by TARC for the benefit of TransAmerican (filed as an
                            exhibit to the Company's and TEC's Registration Statement
                            on Form S-1 (33-82200), and incorporated herein by
                            reference).

          10.17          -- Employment Agreement between TransTexas and Arnold
                            Brackenridge dated August 12, 1996 (previously filed as
                            an exhibit to TransTexas' Form 10-Q for the quarter ended
                            October 31, 1996, and incorporated herein by reference).
          10.18          -- Note Purchase Agreement, dated as of May 10, 1996, among
                            TransTexas Gas Corporation, TCW Shared Opportunity Fund
                            II, L.P. and Jefferies & Company, Inc. (filed as an
                            exhibit to TransTexas' Form 10-Q for the quarter ended
                            April 30, 1996, and incorporated herein by reference).
          10.19          -- Master Swap Agreement, dated June 6, 1996, between
                            TransTexas Gas Corporation and AIG Trading Corporation
                            (filed as an exhibit to TransTexas' Form 10-Q for the
                            quarter ended April 30, 1996, and incorporated herein by
                            reference).
          10.20          -- Purchase Agreement, dated January 30, 1996, between
                            TransTexas Gas Corporation and Sunflower Energy Finance
                            Company (filed as an exhibit to TransTexas' Form 10-Q for
                            the quarter ended April 30, 1996, and incorporated herein
                            by reference).
          10.21          -- Production Payment Conveyance, executed on January 30,
                            1996, from TransTexas Gas Corporation to Sunflower Energy
                            Finance Company (filed as an exhibit to TransTexas' Form
                            10-Q for the quarter ended April 30, 1996, and
                            incorporated herein by reference).
          10.22          -- First Supplement to Purchase Agreement, dated as of
                            February 12, 1996, among TransTexas Gas Corporation,
                            Sunflower Energy Finance Company and TCW Portfolio No.
                            1555 DR V Sub-Custody Partnership, L.P. (filed as an
                            exhibit to TransTexas' Form 10-Q for the quarter ended
                            April 30, 1996, and incorporated herein by reference).
          10.23          -- First Supplement to Production Payment Conveyance,
                            executed February 12, 1996, among TransTexas Gas
                            Corporation, Sunflower Energy Finance Company and TCW
                            Portfolio No. 1555 DR V Sub-Custody Partnership, L.P.
                            (filed as an exhibit to TransTexas' Form 10-Q for the
                            quarter ended April 30, 1996, and incorporated herein by
                            reference).
          10.24          -- Purchase Agreement, dated May 14, 1996, among TransTexas
                            Gas Corporation, TCW Portfolio No. 1555 DR V Sub-Custody
                            Partnership, L.P. and Sunflower Energy Finance Company
                            (filed as an exhibit to TransTexas' Form 10-Q for the
                            quarter ended April 30, 1996, and incorporated herein by
                            reference).
          10.25          -- Production Payment Conveyance, executed May 14, 1996,
                            from TransTexas Gas Corporation to TCW Portfolio No. 1555
                            Dr V Sub-Custody Partnership, L.P. and Sunflower Energy
                            Finance Company (filed as an exhibit to TransTexas' Form
                            10-Q for the quarter ended April 30, 1996, and
                            incorporated herein by reference).
          10.26          -- Stock Purchase Agreement dated May 29, 1997 by and
                            between TransTexas and First Union Bank of Connecticut
                            (filed as an exhibit to TransTexas' Current Report on
                            Form 8-K dated May 29, 1997, and incorporated herein by
                            reference).
          10.27          -- Note Purchase Agreement dated June 5, 1997 (filed as an exhibit to the Company's registration statement on Form
                            S-4 (333-37723), and incorporated herein by reference).
          10.28          -- Services Agreement dated June 13, 1997 among TNGC
                            Holdings Corporation, TransAmerican, TEC, TARC,
                            TransTexas and TTXD (filed as an exhibit to TransTexas'
                            Quarterly Report on Form 10-Q for the quarter ended July
                            31, 1997, and incorporated herein by reference).
          10.29          -- Amendment No. 3 to Tax Allocation Agreement dated May 29,
                            1997 (filed as an exhibit to TransTexas' Quarterly Report
                            on Form 10-Q for the quarter ended July 31, 1997, and
                            incorporated herein by reference).

            10.30          -- Amendment No. 4 to Tax Allocation Agreement dated June 13, 1997 (filed as an exhibit to
                              TransTexas' Quarterly Report on Form 10-Q for the quarter ended July 31, 1997, and incorporated herein by reference).
            10.31          -- Asset Purchase Agreement dated September 19, 1997 between GATX Terminals Corporation and TARC (filed as an exhibit to TARC's 10-Q for the quarter ended October 31, 1997, and incorporated herein by reference).
            10.32          -- Second Amended and Restated Accounts Receivable Management Agreement dated October 14,
                              1997 between TransTexas and BNY Financial Corp. (filed as an exhibit to TransTexas'
                              Form 10-Q for the quarter ended October 31, 1997, and incorporated herein by reference).
            10.33          -- Employment Agreement dated December 1, 1997 between TransTexas and Arnold Brackenridge
                              (filed as an exhibit to TransTexas' annual report on Form 10-K for the year ended
                              January 31, 1998, and incorporated herein by reference).
            10.34          -- Employment Agreement Settlement dated April 28, 1998 between TransTexas and Richard
                              Bianchi (filed as an exhibit to TransTexas' annual report on Form 10-K for the year ended January 31, 1998, and incorporated herein by reference).
            10.35          -- Severance Agreement dated November 21, 1997 between TransTexas and Lee Muncy (filed as an exhibit to TransTexas' annual report on Form 10-K for the year ended January 31,
                              1998, and incorporated herein by reference).
            10.36          -- Purchase Agreement dated February 23, 1998 between TransTexas and TCW (filed as an exhibit to TransTexas' annual report on Form 10-K for the year ended January 31, 1998, and incorporated herein by reference).
            10.37          -- Production Payment Conveyance dated February 23, 1998 between TransTexas and TCW (filed as an exhibit to TransTexas' annual report on Form 10-K for the year ended January 31,
                              1998, and incorporated herein by reference).
            21.1           -- Schedule of Subsidiaries (filed as an exhibit to TARC's and TEC's Registration
                              Statement on Form S-1 (No. 33-82200), and incorporated herein by reference).
           *23.1           -- Consent of Netherland, Sewell & Associates, Inc.
           *27.1           -- Financial Data Schedule.
            99.1           -- Financial statements of TransTexas dated January 31, 1998 (filed as part of TransTexas'
                              Annual Report on Form 10-K for the year ended January 31, 1998, and incorporated herein by reference).
            99.2           -- Financial statements of TARC dated January 31, 1998 (filed as part of TARC's Annual
                              Report on Form 10-K for the quarter ended January 31, 1998, and incorporated herein by reference).

---------------

*filed herewith