Form 10-Q
period 1998-04-30
TRANSAMERICAN ENERGY CORP
filed 1998-06-15
CIK 927763

===============================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period Ended April 30, 1998

                          Registration Number 33-85930

                              -------------------

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

                              -------------------


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

     The number of shares of common stock of the registrant outstanding on June 15, 1998 was 9,000.

================================================================================

                        TRANSAMERICAN ENERGY CORPORATION

                               TABLE OF CONTENTS



                                                                                                               PAGE
                                                                                                               ----

                                                         PART I.
                                                  FINANCIAL INFORMATION

Item 1.  Financial Statements:
          Condensed Consolidated Balance Sheet as of April 30, 1998 and January 31, 1998..........................2

          Condensed Consolidated Statement of Operations for the three months ended
              April 30, 1998 and 1997.............................................................................3

          Condensed Consolidated Statement of Cash Flows for the three months ended
              April 30, 1998 and 1997.............................................................................4

          Notes to Condensed Consolidated Financial Statements....................................................5

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations...................21

Item 3.  Quantitative and Qualitative Disclosures About Market Risk..............................................30



                                                         PART II.
                                                   OTHER INFORMATION

Item 1.  Legal Proceedings.......................................................................................31

Item 6.  Exhibits and Reports on Form 8-K........................................................................31

Signature........................................................................................................32

                         PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                        TRANSAMERICAN ENERGY CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEET
                (IN THOUSANDS OF DOLLARS, EXCEPT SHARE AMOUNTS)
                                  (UNAUDITED)

                                                                                    APRIL 30,    JANUARY 31,
                                                                                      1998          1998
                                                                                   -----------   -----------

                                                 ASSETS
Current assets:
   Cash and cash equivalents ...................................................   $    70,255   $    86,513
   Restricted cash held in disbursement accounts ...............................       102,634       158,563
   Cash restricted for interest ................................................        36,680        32,823
   Investments held in trust ...................................................         9,426         9,114
   Accounts receivable .........................................................        36,431        17,926
   Inventories .................................................................        18,632        16,437
   Other current assets ........................................................         7,031        12,065
                                                                                   -----------   -----------
         Total current assets ..................................................       281,089       333,441
                                                                                   -----------   -----------
Property and equipment .........................................................     2,598,385     2,350,060
Less accumulated depreciation, depletion and amortization ......................       754,217       741,952
                                                                                   -----------   -----------
         Net property and equipment -- based on the full cost method of accounting for gas and oil properties of which $87,802 and $104,389 was excluded from amortization at April 30, 1998 and January 31, 1998,
          respectively .........................................................     1,844,168     1,608,108
                                                                                   -----------   -----------

Restricted cash held in disbursement accounts ..................................            --        60,166
Cash restricted for interest ...................................................        19,175        16,348
Investments held in trust ......................................................            --         8,592
Receivable from affiliates .....................................................         1,487         1,463
Other assets, net ..............................................................       100,536       103,321
                                                                                   -----------   -----------
                                                                                   $ 2,246,455   $ 2,131,439
                                                                                   ===========   ===========

                              LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities:
   Accounts payable ............................................................   $   102,340   $    84,181
   Payable to affiliate ........................................................         5,421         6,758
   Accrued liabilities .........................................................        76,315        52,326
   Current maturities of long-term debt ........................................        17,101        16,891
                                                                                   -----------   -----------
         Total current liabilities .............................................       201,177       160,156
                                                                                   -----------   -----------
Due to affiliates ..............................................................         7,317         6,827
Long-term debt, less current maturities ........................................     1,821,033     1,761,689
Revolving credit agreement .....................................................         7,935         7,917
Production payments, less current portion ......................................        40,179         4,121
Deferred income taxes ..........................................................        35,833        39,497
Other liabilities ..............................................................        26,706        25,668
Minority interest in net income of TransTexas ..................................        33,893        35,162

Commitments and contingencies (Note 6) .........................................            --            --

Stockholder's equity:
   Common stock, $0.01 par value, 100,000 shares authorized; 9,000 shares issued
     and outstanding ...........................................................            --            --
   Additional paid-in capital ..................................................       203,760       200,996
   Accumulated deficit .........................................................      (131,378)     (110,594)
                                                                                   -----------   -----------
        Total stockholder's equity .............................................        72,382        90,402
                                                                                   -----------   -----------
                                                                                   $ 2,246,455   $ 2,131,439
                                                                                   ===========   ===========

    See accompanying notes to condensed consolidated financial statements.

                        TRANSAMERICAN ENERGY CORPORATION

                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                (IN THOUSANDS OF DOLLARS, EXCEPT SHARE AMOUNTS)
                                  (UNAUDITED)



                                                                              THREE MONTHS ENDED
                                                                                   APRIL 30,
                                                                             --------------------
                                                                               1998        1997
                                                                             --------    --------
Revenues:
   Gas, condensate and natural gas liquids ...............................   $ 19,330    $ 72,649
   Transportation ........................................................         --       9,291
   Gain on the sale of assets ............................................     12,327          --
   Other .................................................................      3,817         100
                                                                             --------    --------
     Total revenues ......................................................     35,474      82,040
                                                                             --------    --------

Costs and expenses:
   Operating .............................................................      9,364      35,437
   Depreciation, depletion and amortization ..............................     14,520      35,268
   General and administrative ............................................     11,853      17,852
   Taxes other than income taxes .........................................      1,978       6,118
                                                                             --------    --------
     Total costs and expenses ............................................     37,715      94,675
                                                                             --------    --------
     Operating loss ......................................................     (2,241)    (12,635)
                                                                             --------    --------

Other income (expense):
   Interest income .......................................................      4,255       1,821
   Interest expense, net .................................................    (26,437)    (28,654)
   Other, net ............................................................         --          39
                                                                             --------    --------
     Total other income (expense) ........................................    (22,182)    (26,794)
                                                                             --------    --------
     Loss before income taxes ............................................    (24,423)    (39,429)
Income taxes (benefit) ...................................................     (3,664)     (7,828)
                                                                             --------    --------
     Loss before minority interest and extraordinary item ................    (20,759)    (31,601)
Minority interest in net loss of TransTexas ..............................      1,269          --
Extraordinary item:
    Early extinguishment of debt .........................................     (1,294)         --
                                                                             --------    --------
       Net loss ..........................................................   $(20,784)   $(31,601)
                                                                             ========    ========

Basic and diluted net loss per share:
   Loss before extraordinary item ........................................   $ (2,165)   $ (3,511)
   Extraordinary item ....................................................       (144)         --
                                                                             --------    --------
                                                                             $ (2,309)   $ (3,511)
                                                                             ========    ========

Weighted average number of shares outstanding for basic and
   diluted net loss per share.............................................      9,000       9,000
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

                        TRANSAMERICAN ENERGY CORPORATION

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                           (IN THOUSANDS OF DOLLARS)
                                  (UNAUDITED)

                                                                               THREE MONTHS ENDED
                                                                                   APRIL 30,
                                                                             -----------------------
                                                                                1998        1997
                                                                             ---------   ----------
Operating activities:
   Net loss ..............................................................   $ (20,784)   $ (31,601)
   Adjustments to reconcile net loss to net cash
     provided by operating activities:
   Depreciation, depletion and amortization ..............................      14,520       35,268
   Extraordinary item....................................................        1,294           --
   Amortization of discount on long-term debt ............................      10,316        3,294
   Amortization of debt issue costs ......................................       1,123          993
   Gain on the sale of assets ............................................     (12,327)          --
   Deferred income taxes .................................................      (3,664)       4,175
   Minority interest in net loss of TransTexas ...........................      (1,269)          --
   Amortization of deferred revenue ......................................          --       (8,378)
   Changes in assets and liabilities:
     Accounts receivable .................................................      (5,187)      48,333
     Inventories .........................................................      (2,195)      (2,683)
     Other current assets ................................................       5,034       11,441
     Accounts payable ....................................................      (1,814)      19,958
     Accrued liabilities .................................................      23,808       16,172
     Transactions with affiliates, net ...................................        (470)     (16,368)
     Other assets ........................................................        (255)         388
     Other liabilities ...................................................         622         (824)
                                                                              ---------   ---------
          Net cash provided by operating activities ......................       8,752       80,168
                                                                              ---------   ---------

Investing activities:
   Capital expenditures ..................................................    (231,822)    (122,845)
   Prepaid capital expenditure ...........................................       1,537           --
   Proceeds from the sale of assets ......................................      22,112           --
   Increase in investments held in trust .................................        (160)          --
   Decrease in investments held in trust .................................       8,439           --
                                                                              ---------   ---------
          Net cash used by investing activities ..........................    (199,894)    (122,845)
                                                                              ---------   ---------

Financing activities:
   Issuance of long-term debt ............................................      40,625        8,300
   Retirement of long-term debt ..........................................      (7,792)          --
   Principal payments on long-term debt ..................................      (2,466)      (1,432)
   Increase in restricted cash ...........................................      (6,684)     (34,920)
   Withdrawals from disbursement accounts.................................     116,095       20,883
   Issuance of notes payable .............................................          --       36,000
   Issuance of production payments .......................................      39,100       20,977
   Principal payments on production payments .............................      (2,705)      (9,471)
   Revolving credit agreement, net .......................................          18      (17,882)
   Dividend payment on preferred stock ...................................          --          (19)
   Advances from TransAmerican and affiliates to TARC ....................          --       12,003
   Debt issue costs ......................................................      (1,166)      (2,725)
   Other .................................................................        (141)        (219)
                                                                             ---------    ---------
           Net cash provided by financing activities .....................     174,884       31,495
                                                                             ---------    ---------
           Decrease in cash and cash equivalents .........................     (16,258)     (11,182)
Beginning cash and cash equivalents ......................................      86,513       24,179
                                                                             ---------    ---------
Ending cash and cash equivalents .........................................   $  70,255    $  12,997
                                                                             =========    =========




    See accompanying notes to condensed consolidated financial statements.

                        TRANSAMERICAN ENERGY CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


1.   GENERAL

         TransAmerican Energy Corporation (the "Company" or "TEC") was formed on July 12, 1994 to hold certain shares of common stock of TransTexas Gas Corporation ("TransTexas") and all of the outstanding capital stock of TransAmerican Refining Corporation ("TARC"). TEC is a wholly owned subsidiary of TransAmerican Natural Gas Corporation ("TransAmerican"). Capitalized terms used herein and not otherwise defined are as defined in the respective Annual Reports on Form 10-K of TransTexas, TARC and the Company for the fiscal year ended January 31, 1998. The condensed consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods. All significant intercompany transactions have been eliminated in consolidation. Interim results of operations are not necessarily indicative of the results that may be expected for the entire year. The financial information presented herein should be read in conjunction with the financial statements and notes included in the Company's annual report on Form 10-K for the year ended January 31, 1998.

CONSOLIDATION

         As of April 30, 1998, the TEC Notes Indenture (defined below) contained restrictions that could substantially limit the Company's ability to use the assets of one subsidiary to satisfy the liabilities of the other. Accordingly, the condensed consolidated financial statements should be read in conjunction with the separate condensed financial statements of TransTexas and TARC filed on their respective quarterly reports on Form 10-Q for the three months ended April 30, 1998.

        Below is selected financial information for each consolidated entity (in millions of dollars):

                        TRANSAMERICAN ENERGY CORPORATION

                                  (UNAUDITED)


                                                                April 30, 1998
                                --------------------------------------------------------------------------------
                                                                                Consolidation
                                TransTexas        TARC             TEC            Entries           Consolidated
                                ----------      --------         --------       -------------       ------------

Balance Sheet Data
   Working capital (deficit)   $  (10.9)        $   38.3         $   50.7         $    1.8           $   79.9
   Total assets                   874.2          1,322.1          1,758.7         (1,708.5)           2,246.5
   Long-term debt                 635.7          1,015.1          1,456.4         (1,278.2)           1,829.0
   Equity                          17.8            216.7            279.8           (441.9)              72.4

                                                      Three Months Ended April 30, 1998
                                --------------------------------------------------------------------------------
                                                                                Consolidation
                                TransTexas        TARC             TEC            Entries           Consolidated
                                ----------      --------         --------       -------------       ------------

Operations Data
   Revenues                  $     33.5         $    2.0         $     --         $     --           $   35.5
   Operating income (loss)          8.5            (10.6)            (0.1)              --               (2.2)
   Net loss                        (6.8)           (16.9)            (0.1)             3.0              (20.8)

Cash Flow Data
   Operating activities            (0.9)             2.9              1.4              5.4                 8.8
   Investing activities           (39.2)          (155.3)           (73.8)            68.4              (199.9)
   Financing activities            51.3            162.6             34.8            (73.8)              174.9

RECENTLY ISSUED PRONOUNCEMENTS

         In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"), which establishes standards for reporting information about operating segments. It also establishes standards for related disclosures about products and services, geographic areas and major customers. Adoption of this statement is not expected to have a material effect on TEC's financial statements.

         In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"), which establishes standards for reporting and display of comprehensive income and its components in financial statements. This statement was adopted by TEC effective February 1, 1998. Adoption of this statement did not have a material effect on the Company's financial statements.

         In April 1998, the Accounting Standards Executive Committee issued Statement of Position 98-5, "Reporting on the Costs of Start Up Activities," ("SOP 98-5"), which provides guidance on the financial reporting of start-up costs and organization costs. This statement of position was adopted by the Company effective February 1, 1998. Implementation of the statement requires start-up activities, such as those related to the Capital Improvement Program, to be expensed as incurred. The adoption of this statement did not have a material impact on the Company's financial statements for the three months ended April 30, 1998.

2.   LIQUIDITY

         TEC's only source of funds for its holding company operations and debt service will be from working capital, interest payments on the Intercompany Loans to TransTexas and TARC, dividends from its subsidiaries, interest on funds in the TARC Disbursement Account, payments made by TARC on behalf of TEC pursuant to the Services Agreement (as defined) and, in limited circumstances as permitted by the TEC Notes Indenture, sales of stock TEC holds in its subsidiaries.

         During the two years following the TEC Notes Offering, TEC anticipates that its annual cash needs for holding company operations will be approximately $2.0 million, which TEC expects to be paid on its behalf by TARC pursuant

                        TRANSAMERICAN ENERGY CORPORATION

                                  (UNAUDITED)


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

         Cash flow from operations is sensitive to the prices TransTexas receives for its natural gas. TransTexas makes substantial capital expenditures for the acquisition, exploration, development and production of gas and oil properties. TransTexas historically has financed its capital expenditures, debt service and working capital requirements from cash from operations, public and private offerings of debt and equity securities, the sale of production payments, asset sales, an accounts receivable revolving credit facility and other financings.

         For the three months ended April 30, 1998, TransTexas' total capital expenditures were $61 million, including $7 million for lease acquisitions, $49 million for drilling and development and $5 million for gas gathering and pipeline system and other equipment and seismic acquisitions. Subject to cash availability, capital expenditures for fiscal year 1999 are estimated to be approximately $188 million, which amount is in excess of projected cash flow from operations for fiscal year 1999. A reduction in planned capital spending could result in less than anticipated cash flow from operations in fiscal year 1999 and future years which could have a material adverse effect on TransTexas. To finance these capital expenditure requirements and reduce its working capital deficit, TransTexas will be required to supplement its anticipated cash flow from operations with a combination of asset sales, including assets of its drilling services division, and financings which may include borrowings or production payments. TransTexas' debt covenants may limit its ability to obtain additional financings or to sell properties, and there is no assurance that adequate funds can be obtained on a timely basis from such sources.

         TARC has previously incurred losses and negative cash flow from operations as a result of limited refinery operations that did not cover the fixed costs of maintaining the refinery, increased working capital requirements (including debt service) and losses on refined product sales and processing arrangements. There is no assurance that TARC can complete the Capital Improvement Program, fund its future working capital requirements or achieve positive cash flow from operations. As a result, there is substantial doubt about TARC's ability to continue as a going concern. Additionally, the Company has pledged its ownership interest in TransTexas as collateral on the Company's Senior Discount Notes, the repayment of which is substantially dependent on TARC's ability to provide cash flow from operations or otherwise provide funds for debt repayment. In the event TARC does not provide adequate funds to the Company, the Company may not be able to recover its investment in TARC and could lose its ownership interest in TransTexas. Therefore, there is substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

3.   GAIN ON THE SALE OF ASSETS

         On April 30, 1998, TransTexas sold its oilfield stimulation, cementing and coiled tubing equipment and related facilities to an unaffiliated third party for a sales price of $30 million, subject to post-closing adjustments. TransTexas recorded a $10.3 million pre-tax gain as a result of this sale.

         On May 26, 1998, TransTexas entered into an asset purchase agreement with an unaffiliated third party for the sale of its drilling rigs and related facilities for a sales price of $75 million to be paid in cash at closing. The closing, which is subject to several conditions, is expected to occur by the end of July 1998.

         TransTexas has also entered into a letter of intent to sell its remaining drilling services assets. There can be no assurance that a definitive agreement will be entered into.

         Additional adjustments to the Lobo Sale purchase price resulted in a pre-tax gain on the sale of assets of $2.0 million during the three months ended April 30, 1998.

4.   CAPITAL IMPROVEMENT PROGRAM

         TARC's refinery is located in the Gulf Coast region along the Mississippi River, approximately 20 miles from New Orleans, Louisiana. TARC's business strategy is to modify, expand and reactivate its refinery and to maximize its

                        TRANSAMERICAN ENERGY CORPORATION

                                  (UNAUDITED)


refining margins by converting low-cost, heavy, sour crude oils into light petroleum products including primarily gasoline and heating oil.

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

         In June 1997, in connection with the TEC Notes Offering, the TARC Intercompany Loan and the TARC Notes Tender Offer, TARC adopted a revised capital improvement program designed to increase the capacity and complexity of the refinery ("Capital Improvement Program"). The most significant projects include: (i) converting the visbreaker unit into a delayed coking unit to process vacuum tower bottoms into lighter petroleum products, (ii) modernizing and upgrading a fluid catalytic cracking unit to increase gasoline production capacity and allow the direct processing of low-cost atmospheric residual feedstocks, and (iii) upgrading and expanding hydrotreating, alkylation and sulfur recovery units to increase sour crude processing capacity. In addition, TARC is in the process of expanding, modifying and adding other processing units, tankage and offsite facilities as part of the Capital Improvement Program. The Capital Improvement Program includes expenditures necessary to ensure that the refinery is in compliance with certain existing air and water discharge regulations and that gasoline produced will comply with federal standards. TARC is acting as general contractor, but has engaged a number of specialty consultants and engineering and construction firms to assist it in completing the individual projects that comprise the Capital Improvement Program. Each of these firms was selected because of its specialized expertise in a particular process or unit integral to the Capital Improvement Program.

         The Capital Improvement Program is being executed in two phases. Phase I of the Capital Improvement Program includes the completion and start-up of several units, including the Delayed Coking Unit, one of the refinery's major conversion units. Phase II of the Capital Improvement Program includes the completion and start-up of the Fluid Catalytic Cracking Unit utilizing state-of-the-art MSCC(SM) technology and the installation of additional equipment expected to further improve operating margins by allowing for a significant increase in the refinery's capacity to produce gasoline. In June 1997, TARC estimated that Phase I would be completed at a cost of $223 million, would be tested and operational by September 30, 1998 and would result in the refinery having the capacity to process up to 200,000 Bpd of sour crude oil. In June 1997, TARC estimated that Phase II would be completed at a cost of $204 million and would be tested and operational by July 31, 1999. TARC's current estimates indicate that actual expenditures will exceed the budget by as much as $45 million (of which $36 million is allocated to Phase I). Although there can be no assurance, TARC believes that cash available in the TARC Disbursement Account is sufficient to fund the projected remaining costs of Phase I and that cash available in the TARC Disbursement Account, other cash on hand and anticipated cash flow from operations of certain Phase I units will be sufficient to fund the projected remaining costs of Phase II. TARC believes that both Phase I and Phase II will be completed in advance of the Phase I completion date required by the TEC Notes Indenture. TARC anticipates Mechanical Completion of the Delayed Coking Unit, the HDS Unit and the related portion of the Sulfur Recovery System in June 1998. Upon Mechanical Completion of these units, TARC will be able to purchase feedstocks using funds in the TARC Disbursement Account reserved for such purpose. TARC believes that the remainder of Phase I (other than the No. 2 Reformer) will reach Mechanical Completion during the second quarter of fiscal 1999. TARC intends to defer additional expenditures on the No. 2 Reformer until the fourth quarter of fiscal 1999. TARC spent approximately $359.6 million on the Capital Improvement Program during the period between June 1997 and April 30, 1998. As of April 30, 1998, TARC had commitments to spend another $10.4 million. The foregoing estimates, as well as other estimates and projections herein, are subject to substantial revision upon the occurrence of future events, such as unavailability of financing, engineering problems, work stoppages and cost overruns, over which TARC may not have any control, and there can be no assurance that any such projections or estimates will prove accurate.

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

                        TRANSAMERICAN ENERGY CORPORATION

                                  (UNAUDITED)


in constructing and operating a large scale refinery, there can be no assurance that TARC will ultimately recover the cost of the refinery. Management believes that the book value of the refinery is in excess of its current estimated fair market value.

5.   DISBURSEMENT ACCOUNTS

         Pursuant to a disbursement agreement dated June 13, 1997, as amended December 30, 1997 (the "Disbursement Agreement") among TARC, TEC, Firstar Bank of Minnesota, N.A., as trustee (the "TEC Indenture Trustee"), Firstar Bank of Minnesota, N.A., as disbursement agent (the "Disbursement Agent"), and Baker & O'Brien, Inc., as construction supervisor (the "Construction Supervisor"), $208 million of the net proceeds from the sale of the TEC Notes was placed into accounts (collectively, the "TARC Disbursement Account") to be held and invested by the Disbursement Agent until disbursed. In addition, proceeds to TEC and TARC of approximately $201 million from the TransTexas share repurchase program were deposited in the TARC Disbursement Account. On December 30, 1997, TARC deposited $119 million of the net proceeds from the issuance of its Series A Senior Subordinated Notes into the TARC Disbursement Account for use in the Capital Improvement Program. All funds in the TARC Disbursement Account are pledged as security for the repayment of the TEC Notes. TEC disbursements for TARC expenditures are treated as capital contributions.

         The Disbursement Agent makes disbursements for the Capital Improvement Program out of the TARC Disbursement Account in accordance with requests made by TARC and approved by the Construction Supervisor. The Construction Supervisor is required to review each such disbursement request by TARC. Disbursements from the TARC Disbursement Account are generally restricted to reimbursement for expenses incurred in connection with the Capital Improvement Program. Disbursements for general and administrative expenses ($1.5 million monthly) and, upon Mechanical Completion of certain units, for feedstock purchases (up to a maximum aggregate of $50 million) are also permitted. Interest income from the TARC Disbursement Account may be used for the Capital Improvement Program or disbursed to fund administrative and other costs of TARC and TEC. As of April 30, 1998, $374 million had been disbursed to TARC out of the TARC Disbursement Account for use in the Capital Improvement Program and $18 million for general and administrative expenses. In addition, special disbursements have been made in the amounts of $7 million to pay accounts payable and $19 million for payments of interest on, and the redemption, repurchase and defeasance of the TARC Notes.

6.   COMMITMENTS AND CONTINGENCIES

     LEGAL PROCEEDINGS

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

         FINKELSTEIN. On April 22, 1991, H. S. Finkelstein filed a suit against TransAmerican and various affiliates in the 49th Judicial District Court, Zapata County, Texas, alleging an improper calculation of overriding royalties allegedly owed to the plaintiff and seeking damages and attorneys' fees in excess of $33.7 million. On November 18, 1993, the plaintiff added TransTexas as an additional defendant. The parties arbitrated this matter in January 1997. In May 1998, the arbitration panel awarded $13 million to plaintiff. TransTexas is evaluating its prospects for appeal.

         HEIN MINERALS. On April 3, 1998, Henry and Luz A. Hein Minerals, L.C. ("Hein") filed suit in the 49th Judicial District Court, Zapata County, Texas, against TransAmerican, TransTexas, TransTexas Transmission Corporation ("TTC") and Conoco, Inc. Plaintiff alleges that a 1990 mineral lease from plaintiffs to TransAmerican, comprising approximately 2,000 acres, was breached by failure to release certain acreage from the lease. Plaintiff alleges trespass,

                        TRANSAMERICAN ENERGY CORPORATION

                                  (UNAUDITED)


tortious interference, conversion, fraud, breach of fiduciary duty, breach of contract, conversion and slander of title, and claim damages including $10 per day per acre that was not released. TransTexas intends to vigorously defend against these claims.

         ZURICH. On May 5, 1998, The Home Insurance Company and Zurich Insurance Company filed suit against TransTexas in the United States District Court, Southern District of New York, to enforce a $10 million arbitration award relating to workers' compensation policies. TransTexas filed a motion to dismiss on June 4, 1998, and intends to vigorously defend this claim.

         EEOC. On September 30, 1997, the U.S. Equal Employment Opportunity Commission ("EEOC") issued a Determination (the "Determination") as a result of the Commissioner's Charge that had been filed in August 1995 against TARC and Southeast Louisiana Contractors of Norco, Inc. ("Southeast Contractors") pursuant to Title VII of the Civil Rights Act of 1964, as amended, 42 U.S.C. ss. 2000e et seq. ("Title VII"). In the Determination, the EEOC stated that it found reasonable cause to believe that each of TARC and Southeast Contractors had discriminated based on race and gender in its hiring and promotion practices. Each violation of Title VII (for each individual allegedly aggrieved), if proven, potentially could subject TARC and Southeast Contractors to liability for (i) monetary damages for backpay and front pay in an undetermined amount, and for compensatory damages and punitive damages in an amount not to exceed $300,000 per plaintiff, (ii) injunctive relief, (iii) attorney's fees, and (iv) interest. During the period covered by the Commissioner's Charge and the Determination, TARC and Southeast Contractors estimate that they received a combined total of approximately 23,000 to 30,000 employment applications and hired (or rehired) a combined total of approximately 3,400 to 4,100 workers, although the total number of individuals who ultimately are covered in any conciliation proposal or any subsequent lawsuit may be higher. TARC and Southeast Contractors deny engaging in any unlawful employment practices. TARC and Southeast Contractors intend vigorously to defend against the allegations contained in the Commissioner's Charge and the findings set forth in the Determination in any proceedings in state or federal court. If TARC or Southeast Contractors is found liable for violations of Title VII based on the matters asserted in the Determination, TARC can make no assurance that such liability would not have a material adverse effect on its financial position, results of operations or cash flows.

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

         GENERAL. TransTexas and TARC are also named defendants in other ordinary course, routine litigation incidental to their businesses. Although the outcome of these lawsuits cannot be predicted with certainty, the Company does not expect these matters to have a material adverse effect on its financial position, results of operations or cash flows. The litigation matters discussed above amount to significant potential liability which, if adjudicated in a manner adverse to TARC or TransTexas in one reporting period could have a material adverse effect on the Company's results of operations or cash flows for that period. At April 30, 1998, the possible range of estimated losses related to all of the aforementioned claims in addition to the estimates accrued by TransTexas and TARC is $0 to $20 million.

                        TRANSAMERICAN ENERGY CORPORATION

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

         TARC uses (and in the past has used) certain materials, and generates (and in the past has generated) certain substances or wastes, that are or may be deemed hazardous substances or wastes. In the past, the refinery has been the subject of certain environmental enforcement actions, and has incurred certain fines, as a result of certain of TARC's operations. TARC also was previously subject to enforcement proceedings relating to its prior production of leaded gasoline and air emissions. TARC believes that, with minor exceptions, all of these past matters were resolved prior to or in connection with the resolution of the bankruptcy proceedings of its predecessor in interest, TransAmerican, or are no longer applicable to TARC's operations. As a result, TARC believes that such matters will not have a material adverse effect on TARC's future financial position, results of operations or cash flow.

         In September 1997, TARC purchased a tank storage facility located adjacent to the refinery for a cash purchase price of $40 million (which does not include a $3.1 million liability recorded for environmental remediation, as discussed below). Environmental investigations conducted by the previous owner of the facilities have indicated soil and groundwater contamination in several areas on the property. As a result, the former owner submitted to the Louisiana Department of Environmental Quality (the "LDEQ") plans for the remediation of any significant indicated contamination in such areas. TARC has analyzed these investigations and has carried out further Phase II Environmental Assessments to verify their results. TARC intends to incorporate any required remediation into its ongoing work at the refinery. In connection with the purchase of the facilities, TARC agreed to indemnify the seller for all cleanup costs and certain other damages resulting from contamination of the property, and created a $5 million escrow account to fund required remediation costs and indemnification claims by the seller. As a result of TARC's Phase II Environmental Assessment, TARC believes that the amount in escrow should be sufficient to fund the remediation costs associated with identified contamination; however, because the LDEQ has not yet approved certain of the remediation plans, there can be no assurance that the funds set aside in the escrow account will be sufficient to pay all required remediation costs. As of April 30, 1998, TARC has recognized a liability of $3.1 million for this contingency.

                        TRANSAMERICAN ENERGY CORPORATION

                                  (UNAUDITED)


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

         Title V of the Clean Air Act requires states to implement an Operating Permit Program that codifies all federally enforceable limitations that are applicable to a particular source. The EPA has approved Louisiana's Title V Operating Permit Program. The Title V Operating Permit is necessary for TARC to produce at projected levels upon completion of the Capital Improvement Program. TARC has submitted its Title V Operating Permit Application covering the refinery and the adjacent tank storage facility. TARC believes that its application will be approved. However, there can be no assurance that it will be approved as submitted or that additional expenditures required pursuant to Title V

                        TRANSAMERICAN ENERGY CORPORATION

                                  (UNAUDITED)


Operating Permit obligations will not have a material adverse effect on TARC's financial position, results of operations or cash flow.

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

                        TRANSAMERICAN ENERGY CORPORATION

                                  (UNAUDITED)


of any other PRPs to contribute to or pay for any liabilities incurred, and the range of likely cleanup costs at each such site), TARC believes that its ultimate environmental liabilities will not be significant; however, it is not possible to determine the ultimate environmental liabilities, if any, that may arise from the matters discussed above.

     PURCHASE COMMITMENTS

         TARC has various purchase commitments for materials, supplies and services incidental to the ordinary course of business and for the Capital Improvement Program. As of April 30, 1998, TARC had commitments for refinery construction and maintenance of approximately $10.4 million. TARC is acting as general contractor and can generally cancel or postpone capital projects.

     PROCESSING AGREEMENTS

         In April 1996, TARC entered into a processing agreement with a third party to process feedstocks. Under the terms of the agreement, the processing fee earned from the third party is based on the margin earned by the third party, if any, after deducting all of its related costs such as feedstock acquisition, hedging, transportation, processing and inspections plus a commission for each barrel processed. As of April 30, 1998, TARC was storing approximately 0.7 million barrels of feedstock and intermediate or refined products pursuant to this processing agreement. Included in the 0.7 million barrels of product stored at the refinery as of April 30, 1998, are approximately 0.6 million barrels of feedstock owned by a third party related to a purchase commitment entered into in April 1997. For the three months ended April 30, 1998, TARC incurred no income or loss related to this purchase commitment compared to a $5.1 million loss for the three months ended April 30, 1997. During June 1998, TARC completed processing these barrels pursuant to the processing agreement described above. TARC expects to incur additional losses on this purchase commitment in the second quarter of fiscal 1999.

     PRODUCTION PAYMENTS

         In April 1997, TransTexas sold to an unaffiliated third party a term overriding royalty in the form of a dollar-denominated production payment in certain of TransTexas' producing properties for net proceeds of $20 million. The production payment calls for the repayment of the primary sum plus an amount equivalent to a 16% annual interest rate on the unpaid portion of such primary sum. As of April 30, 1998, the remaining outstanding balance was $2.1 million.

         In February 1998, TransTexas entered into a production payment drilling program agreement with an unaffiliated third party for the reimbursement of certain drilling costs with respect to wells drilled by TransTexas. Pursuant to the agreement, upon the approval of the third party of a recently drilled or currently drilling well for inclusion in the program, the third party will commit to the reimbursement of all or a portion of the cost of such well, up to an aggregate maximum for all such wells of $75 million. The program wells are subject to a dollar-denominated production payment equal to the primary sum of such reimbursed costs, plus an amount equivalent to a 15% annual interest rate on the unpaid portion of such primary sum. As of April 30, 1998, the outstanding balance on the production payment was $39.1 million.

     POTENTIAL TAX LIABILITY

         Part of the refinancing of TransAmerican's debt in 1993 involved the cancellation of approximately $65.9 million of accrued interest and a contingent liability for interest of $102 million owed by TransAmerican. TransAmerican has taken the federal tax position that the entire amount of this debt cancellation is excluded from its income under the cancellation of indebtedness provisions (the "COD Exclusion") of the Internal Revenue Code of 1986, as amended, and has reduced its tax attributes (including its net operating loss and credit carryforwards) as a consequence

                        TRANSAMERICAN ENERGY CORPORATION

                                  (UNAUDITED)


of the COD Exclusion. No federal tax opinion was rendered with respect to this transaction, however, and TransAmerican has not obtained a ruling from the Internal Revenue Service (the "IRS") regarding this transaction. TransTexas believes that there is substantial legal authority to support the position that the COD Exclusion applies to the cancellation of TransAmerican's indebtedness. However, due to factual and legal uncertainties, there can be no assurance that the IRS will not challenge this position, or that such challenge would not be upheld. Under the Tax Allocation Agreement (defined below), TransTexas has agreed to pay an amount equal to any federal tax liability (which would be approximately $25.4 million) attributable to the inapplicability of the COD Exclusion. Any such tax would be offset in future years by alternative minimum tax credits and retained loss and credit carryforwards to the extent recoverable from TransAmerican. As a member of the TNGC Consolidated Group (defined below), each of TransTexas, TEC and TARC will be severally liable for any tax liability resulting from the above-described transactions. The IRS has commenced an audit of the consolidated federal income tax returns of the TNGC Consolidated Group for its taxable years ended July 31, 1995 and 1994. At this time, it is not possible to predict the scope of the IRS' review or whether any tax deficiencies will be proposed by the IRS as a result of its review.

         Based upon independent legal advice, TransTexas has determined that it will not report any significant federal income tax liability as a result of the Lobo Sale. There are, however, significant uncertainties regarding TransTexas' tax position and no assurance can be given that its position will be sustained if challenged by the IRS. TransTexas is part of an affiliated group for tax purposes (the "TNGC Consolidated Group"), which includes TNGC Holdings Corporation, the sole stockholder of TransAmerican ("TNGC"), TransAmerican, TEC and TARC. No letter ruling has been or will be obtained from the IRS regarding the Lobo Sale by any member of the TNGC Consolidated Group. If the IRS were to successfully challenge TransTexas' position, each member of the TNGC Consolidated Group would be severally liable under the consolidated tax return regulations for the resulting taxes, in the estimated amount of up to $250 million (assuming the use of existing tax attributes of the TNGC Consolidated Group), possible penalties equal to 20% of the amount of the tax, and interest at the statutory rate (currently 8%) on the tax and penalties (if any). The Tax Allocation Agreement has been amended so that TransAmerican will become obligated to fund the entire tax deficiency (if any) resulting from the Lobo Sale. There can be no assurance that TransAmerican would be able to fund any such payment at the time due and the other members of the TNGC Consolidated Group, thus, may be required to pay the tax. TransTexas has reserved approximately $75 million with respect to the potential tax liability for financial reporting purposes to reflect a portion of the federal tax liability that TransAmerican might not be able to pay. If TransTexas were required to pay this tax deficiency, it is likely that it would be required to sell significant assets or raise additional debt or equity capital to fund the payment.

         TNGC, TransAmerican and its existing subsidiaries, including TARC, TEC and TransTexas, are parties to a tax allocation agreement, as amended (the "Tax Allocation Agreement"), the general terms of which require TransAmerican and all of its subsidiaries to file federal income tax returns as members of a consolidated group to the extent permitted by law. Filing on a consolidated basis allows income and tax of one member to be offset by losses and credits of another and allows deferral of certain intercompany gains; however, each member is severally liable for the consolidated federal income tax liability of the consolidated group.

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

         Under the Tax Allocation Agreement, each subsidiary's Allocable Share for each tax year will generally equal the amount of federal income tax it would have owed had it filed a separate federal income tax return for each year except

                        TRANSAMERICAN ENERGY CORPORATION

                                  (UNAUDITED)


that each subsidiary will be able to utilize net operating losses and credits of TransAmerican and the other members of the consolidated group effectively to defer payment of tax liabilities that it would have otherwise owed had it filed a separate federal income tax return. Each subsidiary will essentially pay the deferred taxes at the time TransAmerican (or the member whose losses or credits are utilized by such subsidiary) begins generating taxable income or tax. This will have the effect of deferring a portion of such subsidiary's tax liability to future years. The parties to the Tax Allocation Agreement amended such agreement in connection with the Lobo Sale to include additional affiliates as parties, and further amended the Tax Allocation Agreement in June 1997 to allocate to TransAmerican, as among the parties, any tax liability associated with the Lobo Sale.

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

         TransTexas is required, under the Tax Allocation Agreement, to pay any Texas franchise tax (which is estimated not to exceed $11.4 million) attributable to prior year transactions. As of April 30, 1998, TransTexas had paid $5.4 million of these franchise taxes and estimates that it will pay approximately $6.0 million during fiscal 1999.

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

                        TRANSAMERICAN ENERGY CORPORATION

                                  (UNAUDITED)


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

         In addition, certain changes or other events in respect of the ownership or control of TransTexas that do not constitute a Change of Control under the Subordinated Notes Indenture or the TEC Notes Indenture may result in a "change of control" of TransTexas under the terms of the BNY Facility and certain equipment financing. Such an occurrence could create an obligation for TransTexas to repay such other indebtedness. At April 30, 1998, TransTexas had approximately $36.2 million of indebtedness subject to such right of repayment or repurchase. In the event of a Change of Control under the Subordinated Notes Indenture or the TEC Notes Indenture or a "change of control" under the terms of other outstanding indebtedness, there can be no assurance that TransTexas will have sufficient funds to satisfy any such payment obligations. A change of control or other event that results in deconsolidation of TransTexas and TransAmerican for federal income tax purposes could result in acceleration of a substantial amount of federal income taxes.

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

     DELIVERY COMMITMENTS

         TransTexas has entered into various contracts whereby TransTexas is required to deliver approximately 425 MMcf per day to specified delivery points. TransTexas will incur certain charges if it does not deliver specified quantities under the contracts. Such charges totaled $1.0 million during the three months ended April 30, 1998.

7.   OTHER CURRENT ASSETS

         The major components of other current assets are as follows (in thousands of dollars):

                                      April 30,          January 31,
                                        1998                 1998
                                      ---------          -----------
      Prepayments:
        Trade                         $ 1,607            $  7,120
        Insurance                       4,083               4,120
      Other                             1,341                 825
                                      -------             -------
                                      $ 7,031             $12,065
                                      =======             =======

                        TRANSAMERICAN ENERGY CORPORATION

                                  (UNAUDITED)


8.   ACCRUED LIABILITIES

The major components of accrued liabilities are as follows (in thousands of dollars):

                                                                              April 30,         January 31,
                                                                                1998                1998
                                                                             ---------          -----------
     Royalties                                                               $  6,272           $     7,171
     Taxes other than income taxes                                              6,701                 3,146
     Interest                                                                  40,475                13,189
     Payroll                                                                    6,804                 6,528
     Litigation settlements and other                                             453                 1,387
     Insurance                                                                  9,079                 9,682
     Maintenance turnarounds                                                    2,864                 2,673
     Other                                                                      3,667                 8,550
                                                                             --------           -----------
                                                                             $ 76,315           $    52,326
                                                                             ========           ===========

9.   LONG-TERM DEBT

         On January 14, 1998, TARC called for redemption on February 17, 1998 approximately $7 million in aggregate principal amount of TARC Notes pursuant to the terms of the indenture governing the TARC Notes. On January 16, 1998, TARC deposited pursuant to an irrevocable trust agreement approximately $9.8 million for defeasance of the remaining TARC Notes outstanding after the redemption. The deposited funds are sufficient to pay the principal of the remaining TARC Notes and interest thereon from the date of deposit to and including the final redemption date of February 15, 1999, as well as a call premium of 6%. As of April 30, 1998, TARC Mortgage Notes and TARC Discount Notes with an aggregate carrying value of approximately $7.8 million remained outstanding.

         On March 16, 1998, TARC issued in a private offering 25,000 Units consisting of $25 million in aggregate principal amount of its 16% Series C Senior Subordinated Notes due 2003 (the "Series C Notes") and 25,000 warrants (the "March 1998 Warrants") to purchase 333,606 shares of TARC common stock. Interest on the Series C Notes is payable semi-annually on June 30 and December 30, commencing June 30, 1998. Net proceeds to TARC, after deducting fees and expenses of approximately $1.2 million, were approximately $26.2 million. Net proceeds of approximately $2.8 million from the sale of the Units were allocated to the March 1998 Warrants. TARC deposited $6.0 million into an interest reserve account for interest payments on the Series C Notes through June 30, 1999. The remaining $20.2 million of net proceeds has been or will be used for general corporate purposes.

10.  OTHER LIABILITIES

         The major components of other liabilities are as follows (in thousands of dollars):

                                                                             April 30,         January 31,
                                                                               1998               1998
                                                                            -----------        -----------

     Litigation settlements and accruals                                     $    14,508        $    15,008
     Environmental accrual                                                         3,100              3,100
     Insurance                                                                       740                740
     Other                                                                         8,358              6,820
                                                                             -----------        -----------
                                                                             $    26,706        $    25,668
                                                                             ===========        ===========

                        TRANSAMERICAN ENERGY CORPORATION

                                  (UNAUDITED)



11.  SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

         The following information reflects the Company's noncash investing and financing activities (in thousands of dollars):

                                                                           Three Months Ended
                                                                              April 30,
                                                                      ---------------------------
                                                                         1998             1997
                                                                      ---------        ----------
     Accounts payable for property and equipment                      $  76,853        $   51,339
     Long-term debt accretion capitalized
       in property and equipment                                         25,764            14,826

12.  LITIGATION SETTLEMENTS

         ALAMEDA. On May 22, 1993, Alameda Corporation ("Alameda") sued TransAmerican in the 234th Judicial District Court, Harris County, Texas, claiming that TransAmerican failed to account to Alameda for a share of the proceeds TransAmerican received in a 1990 settlement of litigation with El Paso Natural Gas Company ("El Paso"), and that TransAmerican has been unjustly enriched by its failure to share such proceeds with Alameda. On September 20, 1995, the jury rendered a verdict in favor of TransAmerican. Alameda appealed to the Fourteenth Court of Appeals, which affirmed the trial court judgment in favor of TransAmerican. Alameda's motion for rehearing was denied and Alameda appealed to the Texas Supreme Court. The Texas Supreme Court refused to hear Alameda's appeal. Alameda filed a motion for rehearing which was denied by the Texas Supreme Court on May 21, 1998. The judgment in favor of TransAmerican is final.

         FINKELSTEIN. On April 15, 1990, H.S. Finkelstein filed suit against TransAmerican in the 49th Judicial District Court, Zapata County, Texas, alleging that TransAmerican failed to pay royalties and improperly marketed oil and gas produced from certain leases. On September 27, 1994, the plaintiff added TransTexas as an additional defendant. On January 6, 1995, a judgment against TransAmerican and TransTexas was entered for approximately $18 million in damages, interest and attorneys' fees. TransTexas and TransAmerican appealed the judgment to the Fourth Court of Appeals, San Antonio, Texas, which affirmed the judgment on April 3, 1996. TransTexas and TransAmerican filed a motion for rehearing. On August 14, 1996, the Fourth Court of Appeals reversed the trial court judgment and rendered judgment in favor of TransAmerican and TransTexas. On August 29, 1996, Finkelstein filed a motion for stay and a motion for rehearing with the court. On October 9, 1996, the court denied Finkelstein's motion for rehearing. In November 1996, Finkelstein filed an application for writ to proceed to with the Supreme Court of Texas. The Texas Supreme Court denied Finkelstein's application in March 1998. Finkelstein's motion for rehearing was also denied, and the Appellate Court judgment in favor of TransAmerican is now final.

13.  CREDIT AGREEMENTS

         TransTexas and BNY Financial Corporation ("BNY") are parties to a Second Amended and Restated Accounts Receivable Management and Security Agreement (the "BNY Facility"), dated as of October 14, 1997. As of April 30, 1998, outstanding advances under the BNY Facility totaled approximately $7.9 million. Interest accrues on advances at the rate of (i) the higher of (a) the prime rate of The Bank of New York or (b) the Federal Funds Rate plus 1/2 of 1% plus (ii) 1/2 of 1%. Obligations under the BNY Facility are secured by liens on TransTexas' receivables and inventory. The BNY Facility contains certain financial covenants including a limitation on net losses.

                        TRANSAMERICAN ENERGY CORPORATION

                                  (UNAUDITED)


14.  TRANSACTIONS WITH AFFILIATES

         On June 13, 1997, a services agreement was entered into among TransAmerican, TEC, TARC and TransTexas. Under the services agreement, TransTexas provides accounting, legal, administrative and other services to TARC, TEC and TransAmerican and its affiliates. TransAmerican will provide advisory services to TransTexas, TARC and TEC. TARC will pay to TransTexas approximately $300,000 per month for services rendered and for allocated expenses paid by TransTexas on behalf of TARC. TransAmerican will pay to TransTexas approximately $20,000 per month for such services. TEC and its subsidiaries will pay $2.5 million in the aggregate per year to TransAmerican for advisory services and benefits provided by TransAmerican. As of April 30, 1998, the receivable from TransAmerican for such services was $0.2 million.

         During the year ended January 31, 1998, TEC made advances to TransTexas and TARC pursuant to promissory notes which mature on June 14, 2002. The notes bear interest in an amount equal to a fixed semi-annual interest payment of $2.8 million, prorated based upon the average outstanding balance of all notes (other than the note evidencing the TransTexas Intercompany Loan) between TransTexas and TEC and the average outstanding balance of all notes (other than the note evidencing the TARC Intercompany Loan) between TARC and TEC. Interest payments are due and payable semi-annually on June 15 and December 15. During the three months ended April 30, 1998, TEC advanced $3.3 million to TransTexas under these notes and TARC repaid $1.6 million of the advances to TEC. On April 30, 1998, the aggregate outstanding balance of these notes was $53.7 million.

         Southeast Contractors, a subsidiary of TransAmerican, provides construction personnel to TARC in connection with the Capital Improvement Program. These construction workers are temporary employees, and the number and composition of the workforce will vary throughout the Capital Improvement Program. Southeast Contractors charges TARC for the direct costs it incurs (which consist solely of employee payroll and benefits) plus administrative costs and fees of up to $2.0 million per year. Total labor costs charged by Southeast Contractors for the three months ended April 30, 1998 and 1997 were $37.5 million and $2.2 million, respectively, of which $5.1 million and $2.0 million were payable at April 30, 1998 and January 31, 1998, respectively.

         During the three months ended April 30, 1998, TEC contributed $4.5 million to TARC for general corporate purposes and $67.6 million for use in the Capital Improvement Program pursuant to the Disbursement Agreement.

         In April 1998, TARC distributed all of its shares of TransTexas common stock to TEC at TARC's historical basis of $1.8 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The condensed consolidated financial statements of TEC reflect the results of operations of TEC's wholly and majority owned subsidiaries, TARC and TransTexas. As of April 30, 1998, TransTexas' operations consisted of exploration and production of natural gas, condensate and natural gas liquids ("E&P"). TARC's business is refining and storage operations ("Refining"). As described in Note 1 of Notes to Condensed Consolidated Financial Statements, transactions between TransTexas and TARC are significantly restricted. The following discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto of the Company included elsewhere in this report.

TRANSTEXAS

     RESULTS OF OPERATIONS

         TransTexas' results of operations are dependent upon natural gas production volumes and unit prices from sales of natural gas, condensate and NGLs. The profitability of TransTexas also depends on its ability to minimize finding and lifting costs and maintaining its reserve base while maximizing production. On May 29, 1997, TransTexas consummated a stock purchase agreement with an unaffiliated buyer (the "Lobo Sale Agreement"), with an effective date of March 1, 1997, to effect the sale (the "Lobo Sale") of the stock of TransTexas Transmission Corporation ("TTC"), its subsidiary that owned substantially all of TransTexas' Lobo Trend producing properties and related pipeline transmission system, for an adjusted sales price of approximately $1.1 billion. Accordingly, the Company's reported results for the three months ended April 30, 1998 include the effect of reduced volumes attributable to the producing properties sold as part of the Lobo Sale.

         TransTexas' operating data for the three months ended April 30, 1998 and 1997, is as follows:

                                             Three Months Ended
                                                April  30,
                                        ----------------------------
                                            1998            1997
                                        -----------    ------------
Sales volumes:
   Gas (Bcf) (1)                                7.8            35.4
   NGLs (MMgal)                                 2.0            47.4
   Condensate (MBbls)                            72             275
Average prices:
   Gas (dry)  (per Mcf) (2)            $       2.18    $       1.67
   NGLs (per gallon)                            .23             .30
   Condensate (per Bbl)                       13.51           20.08
Number of gross wells drilled                    13              29
Percentage of wells completed                   69%             72%

        ----------------------
(1) Sales volumes for the three months ended April 30, 1997 include 7.2 Bcf delivered prior to the third quarter pursuant to volumetric production payments.
(2) Average prices for the three months ended April 30, 1997 include amounts delivered under volumetric production payments. The average gas price for TransTexas' undedicated production for this period was $1.80 per Mcf. Gas prices do not include the effect of hedging agreements.

         A summary of TransTexas' operating expenses is set forth below (in millions of dollars):

                                                                             Three Months Ended
                                                                                 April 30,
                                                                      -----------------------------
                                                                       1998                   1997
                                                                      ------                 ------
         Operating costs and expenses:
            Lease                                                     $  3.2                 $  7.9
            Pipeline                                                     2.6                    8.2
            Natural gas liquids                                           --                   10.9


         Drilling services                                               0.7                    0.1
                                                                      ------                 ------
                                                                         6.5                   27.1
         Taxes other than income taxes (1)                               1.0                    5.2
                                                                      ------                 ------
            Total                                                     $  7.5                 $ 32.3
                                                                      ======               ========

     -----------------------------
        (1) Taxes other than income taxes include severance, property, and other taxes.

            TransTexas' average depletion rates have been as follows:

                                                                            Three Months Ended
                                                                                April 30,
                                                                        --------------------------
                                                                         1998                1997
                                                                        ------              ------

         Depletion rates (per Mcfe)                                    $ 1.32              $  1.05
                                                                       ======              =======

     THREE MONTHS ENDED APRIL 30, 1998, COMPARED WITH THE THREE MONTHS ENDED APRIL 30, 1997

         Gas, condensate and NGL revenues for the three months ended April 30, 1998 decreased $53.6 million from the prior period, due primarily to decreases in gas, condensate and NGLs sales volumes attributable to the divestiture of producing properties as a result of the Lobo Sale. The average monthly prices received per Mcf of gas ranged from $2.10 to $2.35 in the three months ended April 30, 1998, compared to a range of $1.49 to $2.29, excluding amounts dedicated to volumetric production payments, in the prior period. As of April 30, 1998, TransTexas had a total of 118 producing wells compared to 872 producing wells at April 30, 1997. Transportation revenues decreased $9.3 million over the prior period due primarily to the divestiture of the pipeline system as a result of the Lobo Sale. Drilling services revenues increased by $0.9 million for the three months ended April 30, 1998, due primarily to an increase in services provided to third parties. For the three months ended April 30, 1998, TransTexas recognized a pre-tax gain of $10.3 million on the sale of certain drilling services division assets and a pre-tax gain of $2.0 million due to post-closing adjustments to the Lobo Sale purchase price.

         Lease operating expenses for the quarter ended April 30, 1998 decreased by $4.7 million from the prior period due primarily to the Lobo Sale and the resulting decrease in the number of producing wells. Pipeline and gathering expenses decreased $5.6 million from the prior period due primarily to the divestiture of the pipeline system, offset partially by an increase of $1.0 million attributable to contractual transportation charges. NGL costs decreased by $10.9 million from the prior period primarily due to the Lobo Sale and the resulting decrease in the volumes of natural gas processed. Drilling service expenses for the three months ended April 30, 1998 increased $0.6 million primarily due to increased costs related to providing services to the new operator of the Lobo Trend properties. Depreciation, depletion and amortization expense for the three months ended April 30, 1998 decreased $21.7 million due to the Lobo Sale and the resulting decrease in TransTexas' undedicated natural gas production, partially offset by a $0.27 increase in the depletion rate. General and administrative expenses decreased by $9.5 million primarily as a result of a decrease in litigation expense. Taxes other than income taxes decreased by $4.2 million over the prior period due primarily to decreases in ad valorem, severance and excise taxes associated with the Lobo Sale and resulting decrease in the number of producing wells.

         Interest income for the three months ended April 30, 1998 decreased by $1.1 million as compared to the prior period due to lower cash balances available for investment. TransTexas does not expect to earn significant interest income during fiscal year 1999. Interest expense decreased by $5.8 million primarily as a result of the retirement of the Senior Secured Notes in June 1997.

TARC

     RESULTS OF OPERATIONS

         TARC's refinery was inoperative from January 1983 through February 1994. During this period, TARC's revenues were derived primarily from tank rentals and its expenses consisted of maintenance and repairs, tank rentals, general and administrative expenses and property taxes. The No. 2 Vacuum Unit was operated intermittently between March 1994 and January 1997. TARC did not operate the No. 2 Vacuum Unit during the three months ended April 30, 1998.

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

     THREE MONTHS ENDED APRIL 30, 1998, COMPARED WITH THE THREE MONTHS ENDED APRIL 30, 1997

         TARC's revenues for the three months ended April 30, 1998 consisted primarily of rental income from TARC's tank storage facility acquired in September 1997.

         Operations and maintenance expense for the three months ended April 30, 1998 decreased to $2.9 million from $3.6 million for the same period in 1997, primarily due to lower tank rental expense.

         Depreciation and amortization expense for the three months ended April 30, 1998 increased to $2.7 million from $1.7 million for the same period in 1997, primarily due to depreciation related to the tank storage facility acquired in September 1997.

         General and administrative expenses for the three months ended April 30, 1998 increased to $6.1 million from $2.7 million for the same period in 1997. The increase was primarily due to increased salary expense resulting from additional personnel added in anticipation of starting up refinery operations, fees related to the services agreement entered into among TransAmerican, TEC, TARC and TransTexas and increased professional fees.

         Taxes other than income taxes for the three months ended April 30, 1998 increased to $1.0 million from $0.9 million for the same period in 1997, primarily due to increased franchise tax expense.

         TARC incurred no income or loss on purchase commitments for the three months ended April 30, 1998 compared to a $5.1 million loss on purchase commitments for the same period in 1997.

         Interest income for the three months April 30, 1998 increased to $2.3 million from $0.1 million for the same period in 1997, primarily due to the investment of proceeds from the TARC Intercompany Loan and Senior Subordinated Notes. Interest expense, net for the three months ended April 30, 1998 increased to $7.0 million from $3.3 million for the same period in 1997, due primarily to interest on the TARC Intercompany Loan and Senior Subordinated Notes. During the three months ended April 30, 1998, TARC capitalized approximately $33.7 million of interest related to property and equipment additions at TARC's refinery compared to $18.8 million for the three months ended April 30, 1997.

         The equity in loss of TransTexas for the three months ended April 30, 1998 and 1997 of $(0.2) million and $(2.1) million, respectively, reflects TARC's equity interest in TransTexas. In April 1998, TARC distributed all of its shares of TransTexas common stock to TEC.

         The loss on the early extinguishment of debt of $1.3 million for the three months ended April 30, 1998 is a result of the redemption of $7.0 million of TARC Notes in February 1998.

LIQUIDITY AND CAPITAL RESOURCES

         TEC's only source of funds for its holding company operations and debt service will be from working capital, interest payments on the Intercompany Loans to TransTexas and TARC, dividends from its subsidiaries, interest on funds in the TARC Disbursement Account, payments made by TARC on behalf of TEC pursuant to the Services Agreement and, in limited circumstances as permitted by the TEC Notes Indenture, sales of stock TEC holds in its subsidiaries.

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

         Cash flow from operations is sensitive to the prices TransTexas receives for its natural gas. TransTexas makes substantial capital expenditures for the acquisition, exploration, development and production of gas and oil properties. TransTexas historically has financed its capital expenditures, debt service and working capital requirements from cash flow from operations, public and private offerings of debt and equity securities, the sale of production payments, asset sales, an accounts receivable revolving credit facility and other financings.

         For the three months ended April 30, 1998, TransTexas' total capital expenditures were $61 million, including $7 million for lease acquisitions, $49 million for drilling and development and $5 million for gas gathering and pipeline system and other equipment and seismic acquisitions. Subject to cash availability, capital expenditures for fiscal year 1999 are estimated to be approximately $188 million, which amount is in excess of projected cash flow from operations for fiscal year 1999. A reduction in planned capital spending could result in less than anticipated cash flow from operations in fiscal year 1999 and future years which could have a material adverse effect on TransTexas. To finance these capital expenditure requirements and reduce its working capital deficit, TransTexas will be required to supplement its anticipated cash flow from operations with a combination of asset sales, including assets of its drilling services division, and financings which may include borrowings or production payments. TransTexas' debt covenants may limit its ability to obtain additional financings or to sell properties, and there is no assurance that adequate funds can be obtained on a timely basis from such sources.

         In March 1998, TransTexas executed an amended and restated note in the principal amount of approximately $14.9 million consolidating equipment financing debt previously incurred. Concurrently, TransTexas incurred an additional $14 million in equipment financing debt, evidenced by a promissory note. Both notes are secured by a lien on the equipment financed. The notes bear interest at a rate of 13.87%, payable in monthly installments with a final installment due on April 1, 2001.

         In February 1998, TransTexas entered into a production payment drilling program agreement with an unaffiliated third party for the reimbursement of certain drilling costs with respect to wells drilled by TransTexas.

Pursuant to the agreement, upon the approval of the third party of a recently drilled or currently drilling well for inclusion in the program, the third party will commit to the reimbursement of all or a portion of the cost of such well, up to an aggregate maximum for all such wells of $75 million. The program wells are subject to a dollar-denominated production payment equal to the primary sum of such reimbursed costs, plus an amount equivalent to a 15% annual interest rate on the unpaid portion of such primary sum. As of April 30, 1998, the outstanding balance on the production payment was $39.1 million.

         TransTexas and BNY Financial Corporation are parties to a Second Amended and Restated Accounts Receivable Management and Security Agreement (the "BNY Facility"), dated as of October 14, 1997. As of April 30, 1998, outstanding advances under the BNY Facility totaled approximately $7.9 million. Interest accrues on advances at the rate of (i) the higher of (a) the prime rate of The Bank of New York or (b) the Federal Funds Rate plus 1/2 of 1% plus
(ii) 1/2 of 1%. Obligations under the BNY Facility are secured by liens on TransTexas' receivables and inventory.

         Subsequent to the Lobo Sale, TransTexas' exploration and production activities are no longer concentrated in the Laredo, Texas area nor are they comparable to those historically conducted. Therefore, the utilization of a centrally located drilling services operation in Laredo is no longer as efficient or cost effective. In April 1998, TransTexas sold its oilfield stimulation, cementing and coiled tubing equipment and related facilities for a sales price of $30 million, subject to post-closing adjustments. In May 1998, TransTexas entered into an agreement to sell its drilling rigs and related assets for a sales price of $75 million. This sale is expected to close in July 1998, subject to certain conditions. TransTexas has also entered into a letter of intent to sell its remaining drilling services assets. There can be no assurance that a definitive agreement will be entered into. TransTexas expects that its future general and administrative expenses and operating expenses will be reduced as a result of these sales.

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

         TARC expects to commence the staged start-up of the No. 2 Vacuum Unit, the No. 2 Crude Unit and the Delayed Coking Unit in June and July 1998. Upon Mechanical Completion of the Delayed Coking Unit and related facilities (expected in mid- to late June), TARC will have access to funds in the Disbursement Account reserved for feedstock purchases. Because efficient start-up will require feedstocks prior to Mechanical Completion of the Delayed Coking Unit, TARC has purchased approximately 1.35 million barrels of feedstocks financed by cash-backed letters of credit and letters of credit supported by the credit of a third party. Under the third-party arrangement, if TARC is unable to obtain feedstock disbursements from the TARC Disbursement Account prior to a draw under the letters of credit, the third party will take title to the feedstock and TARC will be required to buy the feedstock from the third party at a price equal to the purchase price plus interest at a rate of 15% per annum.

         TARC estimates that capital expenditures for the Capital Improvement Program will be $256 million during the fiscal year ending January 31, 1999. TARC currently estimates that Capital Improvement Program costs may increase by as much as $45 million over the $427 million originally estimated. Although there can be no assurance, TARC believes that it will have cash sufficient to fund the remaining construction. See Note 4 of Notes to Condensed Financial Statements. If engineering problems, further cost overruns or delays occur and other financing sources are not available, TARC may not be able to complete both phases of the Capital Improvement Program. TARC has historically incurred losses and negative cash flow from operating activities as a result of limited refinery operations that did not cover the fixed costs of maintaining the refinery, increased working capital requirements (including debt service) and losses on refined product sales and processing arrangements. There is no assurance that TARC can complete the Capital Improvement Program, fund its future working capital requirements or achieve positive cash flow from operations. As a result, there is substantial doubt about TARC's ability to continue as a going concern. The condensed financial statements do not include any adjustments that might result from the outcome of these uncertainties.

         As of April 30, 1998, TARC and TEC had deposited an aggregate of $529 million into accounts (collectively, the "TARC Disbursement Account") from which disbursements are made pursuant to a disbursement agreement, as amended (the "Disbursement Agreement") among TARC, TEC, Firstar Bank of Minnesota, N.A., as trustee (the "TEC

Indenture Trustee") under the indenture governing the TEC Notes (the "TEC Notes Indenture"), Firstar Bank of Minnesota, N. A., as Disbursement Agent, and Baker & O'Brien, Inc., as Construction Supervisor. See Note 5 of Notes to Condensed Financial Statements. Of these funds, $427 million was designated for the Capital Improvement Program, approximately $25.5 million was designated for general and administrative expenses, $7 million was designated for outstanding accounts payable, $50 million was designated for working capital upon completion of the Delayed Coking Unit and certain supporting units and $19 million was designated for the payment of interest on, or the redemption, purchase, defeasance or other retirement of, the outstanding TARC Notes. There is no assurance that the funds deposited in the TARC Disbursement Account will be adequate for their designated purposes. As of April 30, 1998, $374 million had been disbursed to TARC out of the TARC Disbursement Account for use in the Capital Improvement Program, $7 million for accounts payable, $18 million for general and administrative expenses and $19 million for the payment of interest on, and the redemption, repurchase and defeasance of the TARC Notes.

         On January 14, 1998, TARC called for redemption on February 17, 1998 approximately $7 million in aggregate principal amount of TARC Notes pursuant to the terms of the indenture governing the TARC Notes. On January 16, 1998, TARC deposited pursuant to an irrevocable trust agreement approximately $9.8 million for defeasance of the remaining TARC Notes outstanding after the redemption. The deposited funds are sufficient to pay the principal of the remaining TARC Notes and interest thereon from the date of deposit to and including the final redemption date of February 15, 1999, as well as a call premium of 6%. As of April 30, 1998, TARC Mortgage Notes and TARC Discount Notes with an aggregate carrying value of approximately $7.8 million remained outstanding.

         On March 16, 1998, TARC issued in a private offering 25,000 Units consisting of $25 million in aggregate principal amount of its 16% Series C Senior Subordinated Notes due 2003 (the "Series C Notes") and 25,000 warrants (the "March 1998 Warrants") to purchase 333,606 shares of TARC common stock. Net proceeds to TARC, after deducting fees and expenses of approximately $1.2 million, were approximately $26.2 million. Net proceeds of approximately $2.8 million from the sale of the Units were allocated to the March 1998 Warrants. TARC deposited $6.0 million into an interest reserve account for interest payments on the Series C Notes through June 30, 1999. The remaining $20.2 million of net proceeds has been or will be used for general corporate purposes.

         In April 1996, TARC entered into a processing agreement with a third party to process feedstocks. Under the terms of the agreement, the processing fee earned from the third party is based on the margin earned by the third party, if any, after deducting all of its related costs such as feedstock acquisition, hedging, transportation, processing and inspections plus a commission for each barrel processed. As of April 30, 1998, TARC was storing approximately 0.7 million barrels of feedstock and intermediate or refined products pursuant to this processing agreement. Included in the 0.7 million barrels of product stored at the refinery as of April 30, 1998, are approximately 0.6 million barrels of feedstock owned by a third party related to a purchase commitment entered into in April 1997. For the three months ended April 30, 1998, TARC incurred no income or loss related to this purchase commitment compared to a $5.1 million loss for the three months ended April 30, 1997. During June 1998, TARC completed processing these barrels pursuant to the processing agreement described above. TARC expects to incur additional losses on this purchase commitment in the second quarter of fiscal 1999.

         During the year ended January 31, 1998, TEC made advances to TransTexas and TARC pursuant to promissory notes which mature on June 14, 2002. The notes bear interest in an amount equal to a fixed semi-annual interest payment of $2.8 million, prorated based upon the average outstanding balance of all notes (other than the note evidencing the TransTexas Intercompany Loan) between TransTexas and TEC and the average outstanding balance of all notes (other than the note evidencing the TARC Intercompany Loan) between TARC and TEC. Interest payments are due and payable each June 15 and December 15. During the three months ended April 30, 1998, TEC advanced $3.3 million to TransTexas under these notes and TARC repaid $1.6 million of the advances to TEC. On April 30, 1998, the aggregate outstanding balance of these notes was $53.7 million.

         During the three months ended April 30, 1998, TEC contributed $4.5 million to TARC for general corporate purposes and $67.6 million for use in the Capital Improvement Program pursuant to the Disbursement Agreement.

         Environmental compliance and permitting issues are an integral part of the capital expenditures anticipated in connection with the expansion and modification of the refinery. TARC does not expect to incur any additional significant expenses for environmental compliance during fiscal 1999 other than those budgeted for the Capital Improvement Program. There is no assurance, however, that costs incurred to comply with environmental laws will not have a material adverse effect on TARC's future financial condition, results of operations or cash flow.

     CONTINGENT LIABILITIES

         The Company has significant contingent liabilities, including liabilities with respect to the litigation matters described in Note 6 of Notes to Condensed Consolidated Financial Statements. These matters, individually and in the aggregate, amount to significant potential liability which, if adjudicated in a manner adverse to the Company in one reporting period, could have a material adverse effect on the Company's cash flows or results of operations for that period.

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

         TransTexas has entered into various contracts whereby TransTexas is required to deliver approximately 425 MMcf per day to specified delivery points. TransTexas will incur certain charges if it does not deliver specified quantities under the contracts. Such charges totaled $1.0 million during the three months ended April 30, 1998.

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

         Based upon independent legal advice, TransTexas has determined that it will not report any significant federal income tax liability as a result of the Lobo Sale. There are, however, significant uncertainties regarding TransTexas' tax position and no assurance can be given that its position will be sustained if challenged by the IRS. TransTexas is part of an affiliated group for tax purposes (the "TNGC Consolidated Group"), which includes TNGC Holdings Corporation, the sole stockholder of TransAmerican. No letter ruling has been or will be obtained from the IRS regarding the Lobo Sale by any member of the TNGC Consolidated Group. If the IRS were to successfully challenge TransTexas' position, each member of the TNGC Consolidated Group would be severally liable under the consolidated tax return regulations for the resulting taxes, in the estimated amount of up to $250 million (assuming the use of existing tax attributes of the TNGC Consolidated Group), possible penalties equal to 20% of the amount of the tax, and interest at the statutory rate (currently 8%) on the tax and penalties (if any). The Tax Allocation Agreement has been amended so that TransAmerican will become obligated to fund the entire tax deficiency (if any) resulting from the Lobo Sale. There can be no assurance that TransAmerican would be able to fund any such payment at the time due and the other members of the TNGC Consolidated Group, thus, may be required to pay the tax. TransTexas has reserved approximately $75 million with respect to the potential tax liability for financial reporting purposes to reflect a portion of the federal tax liability that TransAmerican might not be able to pay. If TransTexas were required to pay this tax deficiency, it is likely that it would be required to sell significant assets or raise additional debt or equity capital to fund the payment.

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

         Generally, under the Tax Allocation Agreement, if net operating losses of TransTexas are used by other members of the TNGC Consolidated Group, then TransTexas is entitled to the benefit (through reduced current taxes payable) of such losses in later years to the extent TransTexas has taxable income, remains a member of the TNGC Consolidated Group and the other group members have the ability to pay such taxes. If TransAmerican or TEC transfers shares of common stock of TransTexas (or transfers options or other rights to acquire such shares) and, as a result of such transfer, Deconsolidation of TransTexas occurs, TransTexas would not thereafter receive any benefit pursuant to the Tax Allocation Agreement for net operating losses of TransTexas used by other members of the TNGC Consolidated Group prior to the Deconsolidation of TransTexas.

         TransTexas is required, under the Tax Allocation Agreement, to pay any Texas franchise tax (which is estimated not to exceed $11.4 million) attributable to prior year transactions. As of April 30, 1998, TransTexas had paid approximately $5.4 million of such tax and estimates that approximately $6 million will be paid in fiscal year 1999.

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

         A Change of Control would be deemed to occur under the Subordinated Notes Indenture in the case of certain changes or other events in respect of the ownership of TransTexas, including any circumstances pursuant to which any person or group other than John R. Stanley (or his heirs, his estate, or any trust in which he or his immediate family members have, directly or indirectly, a beneficial interest in excess of 50%) and his subsidiaries or the TEC Indenture Trustee is or become the beneficial owner of more than 50% of the total voting power of TransTexas' then outstanding voting stock, and during the 90 days thereafter, the rating of the Subordinated Notes is downgraded or withdrawn. A Change of Control would be deemed to occur under the TransTexas Intercompany Loan in the case of certain changes or other events in respect of the ownership or control of TEC, TransTexas or TARC including any circumstance pursuant to which (i) any person or group, other than John R. Stanley (or his heirs, his estate, or any trust in which he or his immediate family members have, directly or indirectly, a beneficial interest in excess of 50%) and his subsidiaries or the TEC Indenture Trustee is or becomes the beneficial owner of more than 50% of the total voting power of TEC's then outstanding voting stock, or (ii) TEC or any of its subsidiaries own some of TransTexas' or TARC's capital stock, respectively, but less than 50% of the total voting stock or economic value of TransTexas or TARC, respectively, unless the TEC Notes have an investment grade rating for the period of 120 days thereafter. The term "person," as used in the definition of Change of Control, means a natural person, company, government or political subdivision, agency or instrumentality of a government and also includes a "group," which is defined as two or more persons acting as a partnership, limited partnership or other group.

         In addition, certain changes or other events in respect of the ownership or control of TransTexas that do not constitute a Change of Control under the TEC Notes Indenture or the Subordinated Notes Indenture may result in a "change of control" of TransTexas under the terms of the BNY Facility and certain equipment financing. Such an occurrence could create an obligation for TransTexas to repay such other indebtedness. At April 30, 1998, TransTexas had approximately $36.2 million of indebtedness subject to such right of repayment or repurchase. In the event of a Change of Control under the Subordinated Notes Indenture or the TEC Notes Indenture or a "change of control" under the terms of other outstanding indebtedness, there can be no assurance that TransTexas will have sufficient funds to satisfy any such payment obligations. A change of control or other event that results in deconsolidation of TransTexas and TransAmerican for federal income tax purposes could result in acceleration of a substantial amount of federal income taxes.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         Not applicable.

                          PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         See Notes 6 and 12 of Notes to Condensed Consolidated Financial Statements for a discussion of the Company's legal proceedings.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  EXHIBITS:

             27.1  - Financial Data Schedule

             99.1  - Financial statements of TransTexas dated April 30, 1998
                     (filed as part of TransTexas' Quarterly Report on Form 10-Q for the quarter ended April 30, 1998, and incorporated herein by reference thereto).

             99.2  - Financial statements of TARC dated April 30, 1998 (filed as part of TARC's Quarterly Report on Form 10-Q for the quarter ended April 30, 1998, and incorporated herein by reference thereto).

         (b)  REPORTS ON FORM 8-K

              There were no reports on Form 8-K filed during the quarter ended April 30, 1998.

                                   SIGNATURE


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                       TRANSAMERICAN ENERGY CORPORATION
                                                (Registrant)




                                   By:        /s/ ED DONAHUE
                                      -----------------------------------------
                                           Ed Donahue, Vice President and
                                                Chief Financial Officer







June 15, 1998

                               INDEX TO EXHIBITS


EXHIBIT
NUMBER                              DESCRIPTION
-------                             -----------

27.1  -  Financial Data Schedule

99.1 - Financial statements of TransTexas dated April 30, 1998 (filed as part of TransTexas' Quarterly Report on Form 10-Q for the quarter ended April 30, 1998, and incorporated herein by reference thereto).

99.2  -  Financial statements of TARC dated April 30, 1998 (filed as part of
         TARC's Quarterly Report on Form 10-Q for the quarter ended April 30,
         1998, and incorporated herein by reference thereto).