Form 10-Q
period 1998-07-31
TRANSAMERICAN ENERGY CORP
filed 1998-09-17
CIK 927763

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

                  For the Quarterly Period Ended July 31, 1998

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

     The number of shares of common stock of the registrant outstanding on September 17, 1998 was 9,000.


================================================================================

                        TRANSAMERICAN ENERGY CORPORATION

                                TABLE OF CONTENTS






                                                                                                                PAGE
                                                                                                                ----
                                                              PART I.
                                                       FINANCIAL INFORMATION

Item 1.  Financial Statements:

         Condensed Consolidated Balance Sheet as of July 31, 1998 and January 31, 1998...........................2

         Condensed Consolidated Statement of Operations for the three and six months ended
              July 31, 1998 and 1997.............................................................................3

         Condensed Consolidated Statement of Cash Flows for the six months ended
              July 31, 1998 and 1997.............................................................................4

         Notes to Condensed Consolidated Financial Statements....................................................5

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations..................19

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.............................................26



                                                              PART II.
                                                         OTHER INFORMATION

Item 1.  Legal Proceedings......................................................................................27

Item 5.  Other Information......................................................................................27

Item 6.  Exhibits and Reports on Form 8-K.......................................................................28

Signature.......................................................................................................29

                         PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                        TRANSAMERICAN ENERGY CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEET
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                                                        JULY 31,       JANUARY 31,
                                                                                          1998             1998
                                                                                       ----------      -----------
                                                 ASSETS
Current assets:
   Cash and cash equivalents......................................................     $   19,073       $   86,513
   Restricted cash held in disbursement accounts..................................          3,000          158,563
   Cash restricted for interest...................................................         36,680           32,823
   Investments held in trust......................................................          9,545            9,114
   Accounts receivable............................................................         18,028           17,926
   Inventories ...................................................................         47,186           16,437
   Other current assets...........................................................         15,459           12,065
                                                                                       ----------      -----------
        Total current assets .....................................................        148,971          333,441
                                                                                       ----------      -----------
Property and equipment ...........................................................      2,804,500        2,350,060
Less accumulated depreciation, depletion and amortization ........................        770,794          741,952
                                                                                       ----------      -----------
        Net property and equipment -- based on the full cost method of accounting for gas and oil properties of which $66,563 and $104,389 was excluded from amortization at July 31, 1998 and January 31, 1998,
          respectively.............................................................     2,033,706        1,608,108
                                                                                       ----------      -----------
Restricted cash held in disbursement accounts.....................................             --           60,166
Cash restricted for interest......................................................            204           16,348
Investments held in trust.........................................................             --            8,592
Receivable from affiliates........................................................          5,957            1,463
Other assets, net ................................................................         73,714          103,321
                                                                                       ----------      -----------
                                                                                       $2,262,552      $ 2,131,439
                                                                                       ==========      ===========

                        LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities:
   Accounts payable...............................................................     $  128,755      $    84,181
   Payable to affiliate...........................................................         12,707            6,758
   Accrued liabilities ...........................................................         55,791           52,326
   Current maturities of long-term debt...........................................          8,451           16,891
                                                                                       ----------      -----------
        Total current liabilities ................................................        205,704          160,156
                                                                                       ----------      -----------
Due to affiliates.................................................................          5,993            6,827
Long-term debt, less current maturities...........................................      1,834,269        1,761,689
Revolving credit agreement........................................................          7,209            7,917
Production payments, less current portion.........................................         49,582            4,121
Deferred income taxes ............................................................         35,399           39,497
Other liabilities ................................................................         23,698           25,668
Minority interest in net income of TransTexas.....................................         33,743           35,162

Commitments and contingencies (Note 8) ...........................................             --               --

Stockholder's equity:
   Common stock, $0.01 par value, 100,000 shares authorized; 9,000 shares issued
     and outstanding..............................................................             --               --
   Additional paid-in capital.....................................................        203,760          200,996
   Accumulated deficit............................................................       (136,805)        (110,594)
                                                                                       ----------      -----------
        Total stockholder's equity................................................         66,955           90,402
                                                                                       ----------      -----------
                                                                                       $2,262,552      $ 2,131,439
                                                                                       ==========      ===========


     See accompanying notes to condensed consolidated financial statements.

                        TRANSAMERICAN ENERGY CORPORATION

                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)




                                                                THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                                    JULY 31,                            JULY 31,
                                                           --------------------------           -------------------------
                                                              1998            1997                 1998          1997
                                                           ----------     -----------           ----------    -----------
Revenues:
  Gas, condensate and natural gas liquids...............   $  20,538      $    39,199           $  39,868     $   111,848
  Transportation........................................          --            2,764                  --          12,055
  Product sales.........................................       8,375               --               8,375              --
  Gain on the sale of assets............................      47,693          532,929              60,020         532,929
  Other.................................................       4,478              517               8,295             617
                                                           ----------     -----------           ----------    -----------
     Total revenues.....................................      81,084          575,409             116,558         657,449
                                                           ----------     -----------           ----------    -----------

Costs and expenses:
  Operating.............................................      14,995           12,450              24,359          47,887
  Depreciation, depletion and amortization..............      15,661           22,129              30,181          57,397
  General and administrative ...........................      12,127           11,915              23,980          29,767
  Taxes other than income taxes.........................       3,792            3,417               5,770           9,535
  Impairment loss ......................................      21,843               --              21,843              --
                                                           ----------     -----------           ----------    -----------
    Total costs and expenses............................      68,418           49,911             106,133         144,586
                                                           ----------     -----------           ----------    -----------
    Operating income ...................................      12,666          525,498              10,425         512,863
                                                           ----------     -----------           ----------    -----------

Other income (expense):
  Interest income.......................................       2,148            7,293               6,403           9,114
  Interest expense, net.................................     (21,742)         (41,278)            (48,179)        (69,932)
  Other, net............................................          --              696                  --             735
                                                           ----------     -----------           ----------    -----------
    Total other income (expense)........................     (19,594)         (33,289)            (41,776)        (60,083)
                                                           ----------     -----------           ----------    -----------
    Income (loss) before income taxes, minority
       interest, extraordinary item and cumulative
       effect of a change in accounting principle.......      (6,928)         492,209             (31,351)        452,780
Income tax expense (benefit) ...........................         181          180,311              (3,483)        172,483
                                                           ----------     -----------           ----------    -----------
    Income (loss) before minority interest,
       extraordinary item and cumulative effect
       of a change in accounting principle..............      (7,109)         311,898             (27,868)        280,297
Minority interest in net loss of TransTexas.............         150               --               1,419              --
Extraordinary item - early extinguishment of debt
  (net of income tax benefit)...........................      (1,142)        (156,539)             (2,436)       (156,539)
Cumulative effect of a change in accounting principle...          --               --               2,674              --
                                                           ----------     -----------           ----------    -----------
    Net income (loss) before preferred stock dividend...   $  (8,101)     $   155,359           $ (26,211)    $   123,758
                                                           ==========     ===========           ==========    ===========

Series A preferred stock dividend.......................   $      --               --           $      --     $        19
                                                           ==========     ===========           ==========    ===========

Net income (loss) available for common stockholders.....   $  (8,101)     $   155,359           $ (26,211)    $   123,739
                                                           ==========     ===========           ==========    ===========

Basic and diluted net income (loss) per common share:
    Income (loss) before extraordinary item and
        cumulative effect of a change in accounting
        principle ......................................   $    (773)     $    34,655           $  (2,939)    $    31,142
    Extraordinary item..................................        (127)         (17,393)               (270)        (17,393)
    Cumulative effect of a change in accounting
        principle.......................................          --               --                 297              --
                                                           ----------     -----------           ----------    -----------
                                                           $    (900)     $    17,262           $  (2,912)    $    13,749
                                                           ==========     ===========           ==========    ===========

Weighted average number of shares outstanding for
    basic and diluted net income (loss) per share.......       9,000            9,000               9,000          9,000
                                                           ==========     ===========           ==========    ==========



     See accompanying notes to condensed consolidated financial statements.

                        TRANSAMERICAN ENERGY CORPORATION

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)


                                                                                          SIX MONTHS ENDED
                                                                                              JULY 31,
                                                                                    ---------------------------
                                                                                        1998            1997
                                                                                    -----------      ----------
Operating activities:
    Net income (loss)............................................................   $   (26,211)     $  123,758
    Adjustments to reconcile net income (loss) to net cash
       used by operating activities:
        Extraordinary item.......................................................         2,436         156,539
        Cumulative effect of a change in accounting principle....................        (2,674)             --
        Depreciation, depletion and amortization.................................        30,181          57,397
        Impairment loss..........................................................        21,843              --
        Amortization of discount on long-term debt...............................        17,603          17,863
        Amortization of discount on subordinated notes...........................            --           4,941
        Amortization of debt issue costs.........................................         3,196           2,175
        Gain on the sale of assets...............................................       (60,020)       (532,929)
        Deferred income taxes....................................................        (3,483)        172,483
        Minority interest in net loss of TransTexas..............................        (1,419)             --
        Repayment of volumetric production payments..............................            --         (45,134)
        Amortization of deferred revenue.........................................            --          (9,420)
        Changes in assets and liabilities:
             Accounts receivable.................................................          (102)         47,032
             Inventories  .......................................................       (15,475)         (2,621)
             Other current assets................................................        (3,394)          5,050
             Accounts payable....................................................        (4,297)         11,885
             Accrued liabilities.................................................         8,840         (51,106)
             Transactions with affiliates, net...................................           592            (955)
             Other assets........................................................           182             259
             Other liabilities...................................................        (6,064)          1,867
                                                                                    -----------      ----------
                Net cash used by operating activities............................       (38,266)        (40,916)
                                                                                    -----------      ----------

Investing activities:
    Capital expenditures.........................................................      (416,430)       (293,412)
    Proceeds from the sale of assets.............................................       104,920       1,030,032
    Increase in investments held in trust........................................          (279)             --
    Decrease in investments held in trust........................................         8,439              --
    Withdrawals from cash restricted for interest................................            --          46,000
    Advances to affiliate........................................................            --         (13,304)
    Payment of advances by affiliate.............................................            --          56,354
    Purchase of TARC warrants....................................................            --         (33,010)
    TransTexas purchase of treasury stock........................................            --         (49,599)
                                                                                    -----------      ----------
                Net cash provided (used) by investing activities.................      (303,350)        743,061
                                                                                    -----------      ----------

Financing activities:
    Issuance of long-term debt...................................................        42,125       1,403,706
    Retirement of long-term debt.................................................        (7,792)     (1,365,214)
    Principal payments on long-term debt.........................................       (33,037)         (5,428)
    Increase in restricted cash held in disbursement accounts....................            --        (217,813)
    Withdrawals from disbursement accounts.......................................       228,016          66,003
    Issuance of production payments..............................................        52,214          20,977
    Principal payments on production payments....................................        (4,985)        (23,909)
    Revolving credit agreement, net..............................................          (708)        (20,019)
    Dividend payment on preferred stock..........................................            --             (19)
    Advances from affiliates.....................................................            --          15,026
    Repayment of advances to affiliates..........................................            --         (66,000)
    Increase in cash restricted for TransTexas share repurchases.................            --        (399,284)
    Withdrawals from cash restricted for TransTexas share repurchases............            --          49,599
    Dividend to TransAmerican....................................................            --         (23,000)
    Debt issue costs.............................................................        (1,309)        (46,746)
    Redemption of Series A preferred stock.......................................            --            (106)
    Other........................................................................          (348)           (438)
                                                                                    -----------      ----------
                Net cash provided (used) by financing activities.................       274,176        (612,665)
                                                                                    -----------      ----------
                Increase (decrease) in cash and cash equivalents.................       (67,440)         89,480
Beginning cash and cash equivalents..............................................        86,513          24,179
                                                                                    -----------      ----------
Ending cash and cash equivalents.................................................   $    19,073      $  113,659
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

CONSOLIDATION

         As of July 31, 1998, the TEC Notes Indenture (defined below) contained restrictions that could substantially limit the Company's ability to use the assets of one subsidiary to satisfy the liabilities of the other. Accordingly, the condensed consolidated financial statements should be read in conjunction with the separate condensed financial statements of TransTexas and TARC filed on their respective quarterly reports on Form 10-Q for the quarter ended July 31, 1998.

         Below is selected financial information for each consolidated entity (in millions of dollars):

                                                               July 31, 1998
                                 --------------------------------------------------------------------------------
                                                                                   Consolidation
                                 TransTexas         TARC               TEC            Entries          Consolidated
                                 ----------       --------           --------      -------------       ------------
Balance Sheet Data
   Working capital (deficit)      $ (43.9)        $  (16.5)          $    3.7        $      --          $  (56.7)
   Total assets                     826.4          1,431.7            1,783.6         (1,779.1)          2,262.6
   Long-term debt                   605.7          1,050.6            1,487.8         (1,302.6)          1,841.5
   Equity                            17.0            264.5              286.8           (501.3)             67.0

                                                        Six Months Ended July 31, 1998
                                 -----------------------------------------------------------------------------
                                                                               Consolidation
                                 TransTexas         TARC           TEC            Entries         Consolidated
                                 ----------       -------        -------       -------------      ------------
Operations Data
   Revenues                       $104.9          $  11.7        $    --          $    --           $ 116.6
   Operating income (loss)          29.5            (18.9)          (0.2)              --              10.4
   Net loss                         (7.6)           (22.0)          (1.3)             4.7             (26.2)

Cash Flow Data
   Operating activities            (20.5)           (32.0)           1.6             12.6             (38.3)
   Investing activities            (23.5)          (267.2)        (120.9)           108.3            (303.3)
   Financing activities             21.6            289.5           84.0           (120.9)            274.2

                        TRANSAMERICAN ENERGY CORPORATION

                                   (UNAUDITED)


RECENTLY ISSUED PRONOUNCEMENT

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. The Company will adopt SFAS 133 effective February 1, 2000. The Company is uncertain as to the future impact on its financial statements of the adoption of SFAS 133; however, there would have been no impact if SFAS 133 had been adopted on July 31, 1998.

2.   ACCOUNTING CHANGES

         Effective May 1, 1998, the Company changed its method of accounting for turnaround costs. Turnaround costs consist of required periodic maintenance on major processing units including the shutdown and restart of the units. Previously, the Company estimated the costs of a scheduled turnaround and ratably accrued these costs over the period until the next scheduled turnaround. To provide for better matching of turnaround costs with revenues and to be more consistent with industry standards, the Company changed its method of accounting for turnaround costs to one that results in the amortization of incurred costs on a straight-line basis over the period of time estimated to lapse until the next scheduled turnaround. The cumulative effect of this accounting change through January 31, 1998 was a decrease in net loss for the six months ended July 31, 1998 of $2.7 million or $297 per common share. Excluding the cumulative effect, the change decreased net loss for the three and six months ended July 31, 1998 by $0.2 million or $21 per common share and $0.4 million or $42 per common share, respectively.

         Pro forma amounts assuming the change in accounting principle is applied retroactively are as follows (in thousands of dollars except per share amounts):

                                                           THREE MONTHS ENDED           SIX MONTHS ENDED
                                                                JULY 31,                    JULY 31,
                                                       -------------------------    ------------------------
                                                          1998            1997           1998         1997
                                                       ---------      ----------    ----------     ---------
Income (loss) before extraordinary items .............  $(6,959)       $312,089      $(26,449)     $280,679
Basic and diluted net income (loss) per share
  before extraordinary items:
  As reported ........................................     (773)         34,655        (2,939)       31,142
  Pro forma ..........................................     (773)         34,676        (2,939)       31,184
Net income (loss) ....................................   (8,101)        155,550       (28,885)      124,121
Basic and diluted net income (loss) per share:
  As reported ........................................     (900)         17,262        (2,912)       13,749
  Pro forma ..........................................     (900)         17,283        (3,209)       13,791


         TARC's inventories consist primarily of feedstocks and refined products and are stated at the lower of cost or market. Effective May 1, 1998, TARC changed its method of inventory pricing for feedstocks and refined products from the average cost method to the first-in-first-out method. Historically, sales of refined products have been limited and sporadic due to intermittent operations of the refinery during periods of construction and expansion. Upon completion of the Capital Improvement Program, the refinery will be capable of producing multiple refined products from a variety of feedstocks. TARC believes the change from the average cost to the first-in-first-out method will enable TARC to more efficiently value its inventory and match revenues and costs. Furthermore, TARC believes the first-in-first-out method is more widely used than the average cost method in the refining industry and desires to present more comparative information. There was no cumulative effect of this accounting change for any period presented.

3.  LIQUIDITY

         TEC's only source of funds for its holding company operations and debt service will be from working capital, interest payments on the Intercompany Loans to TransTexas and TARC, dividends from its subsidiaries, payments made by TARC on behalf of TEC pursuant to the Services Agreement (as defined) and, in limited circumstances as permitted by the TEC Notes Indenture, sales of stock TEC holds in its subsidiaries.

                        TRANSAMERICAN ENERGY CORPORATION

                                   (UNAUDITED)


         During the two years following the TEC Notes Offering, TEC anticipates that its annual cash needs for holding company operations will be approximately $2.0 million, which TEC expects to be paid on its behalf by TARC pursuant to the Services Agreement, and TEC's annual cash interest expense will be approximately $54.6 million. In addition, TEC and its subsidiaries will pay $2.5 million in the aggregate per year to TransAmerican for advisory services and other benefits provided by TransAmerican. TransTexas will be required to pay TEC approximately $48.9 million in interest annually on the TransTexas Intercompany Loan. TEC expects to use this interest income together with working capital, if any, to satisfy its cash needs, including its cash interest payments. If TEC incurs unforeseen expenses, there is no assurance that its capital resources will be sufficient to fund those expenses in addition to anticipated holding company expenses and debt service.

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

         TransTexas makes substantial capital expenditures for the exploration and development of natural gas reserves. TransTexas historically has financed its capital expenditures, debt service and working capital requirements with cash flow from operations, public and private offerings of debt and equity securities, the sale of production payments, asset sales, an accounts receivable revolving credit facility and other financings. Cash flow from operations is sensitive to the level of capital expenditures and the prices TransTexas receives for its natural gas.

        During the six months ended July 31, 1998, TransTexas' total capital expenditures were $128 million, including $12 million for lease acquisitions, $107 million for drilling and development, and $9 million for gas gathering, other equipment and seismic acquisitions. Subject to cash availability, capital expenditures for fiscal 1999 are estimated to be approximately $177 million, which is in excess of projected cash flow from operations. A reduction in planned capital spending could result in less than anticipated cash flow from operations in fiscal 1999 and later years, which could have a material adverse effect on TransTexas. To finance its capital expenditure and working capital requirements, TransTexas will be required to supplement its anticipated cash flow from operations with a combination of asset sales and financings which may include borrowings or production payments. TransTexas' debt covenants may limit its ability to obtain additional financing or to sell properties, and there is no assurance that adequate funds can be obtained on a timely basis from such sources.

         TARC has historically incurred losses and negative cash flow from operations as a result of limited refinery operations that did not cover the fixed costs of maintaining the refinery, increased working capital requirements (including debt service) and losses on refined product sales and processing arrangements. As described in Note 5, TARC must raise additional funds in order to complete the Capital Improvement Program. There is no assurance that TARC can raise additional funds, complete the Capital Improvement Program, fund its future working capital requirements or achieve positive cash flow from operations. As a result, there is substantial doubt about TARC's ability to continue as a going concern. Additionally, the Company has pledged its ownership interest in TransTexas as collateral on the Company's Senior Discount Notes, the repayment of which is substantially dependent on TARC's ability to provide cash flow from operations or otherwise provide funds for debt repayment. In the event TARC does not provide adequate funds to the Company, the Company may not be able to recover its investment in TARC and could lose its ownership interest in TransTexas. Therefore, there is substantial doubt about the Company's ability to continue as a going concern. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

4.  GAIN ON THE SALE OF ASSETS

        On April 30, 1998, TransTexas sold its oilfield stimulation, cementing and coiled tubing equipment and related facilities to an unaffiliated third party for a sales price of $30 million, subject to post-closing adjustments. For the six months ended July 31, 1998, TransTexas recorded a $10.7 million pre-tax gain as a result of this sale. During the three months ended July 31, 1998, TransTexas recorded post-closing adjustments of $0.4 million thereby increasing the pre-tax gain.

        On June 26, 1998, TransTexas sold its drilling rigs and related facilities to an unaffiliated third party for a sales price of $75 million. TransTexas recorded a pre-tax gain of $51.9 million as a result of this sale.

        On August 17, 1998, TransTexas sold its remaining drilling services assets to an unaffiliated third party for a sales price of $20.5 million.

        Additional adjustments to the Lobo Sale purchase price resulted in a pre-tax loss on the sale of assets of $4.6 million and $2.6 million during the three and six months ended July 31, 1998, respectively.

                        TRANSAMERICAN ENERGY CORPORATION

                                   (UNAUDITED)


5.  CAPITAL IMPROVEMENT PROGRAM

     TARC's refinery is located in the Gulf Coast region along the Mississippi River, approximately 20 miles from New Orleans, Louisiana. TARC's business strategy is to modify, expand and reactivate its refinery and to maximize its refining margins by converting low-cost, heavy, sour crude oils into light petroleum products including primarily gasoline and heating oil.

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

     The Capital Improvement Program is being executed in two phases. Phase I of the Capital Improvement Program includes the completion and start-up of several units, including the Delayed Coking Unit, one of the refinery's major conversion units. Phase II of the Capital Improvement Program includes the completion and start-up of the Fluid Catalytic Cracking Unit utilizing MSCC(SM) technology and the installation of additional equipment expected to further improve operating margins by allowing for a significant increase in the refinery's capacity to produce gasoline. In June 1997, TARC estimated that Phase I would be completed at a cost of $223 million, would be tested and operational by September 30, 1998 and would result in the refinery having the capacity to process up to 200,000 Bpd of sour crude oil. In June 1997, TARC estimated that Phase II would be completed at a cost of $204 million and would be tested and operational by July 31, 1999.

         TARC's current estimates indicate that actual expenditures may exceed the original budget by $221 million to $245 million (of which $131 million to $134 million is allocated to Phase I), depending upon the extent to which an unallocated contingency amount of $24 million is used. TARC spent approximately $468.3 million on the Capital Improvement Program during the period between June 1997 and July 31, 1998. As of July 31, 1998, TARC had commitments to spend another $58.5 million on the Capital Improvement Program. TARC intends to fund the remaining Capital Improvement Program costs with proceeds from the issuance of additional debt and equity securities and other sources of capital, including cash flow from Phase I operations. TARC is engaged in negotiations with an investor group which, if consummated, would result in additional construction capital of approximately $100 million and a change of control of the refinery. Consummation of any such transaction will be contingent upon obtaining the consent of the holders of the TEC Notes and TARC's Senior Subordinated Notes. There can be no assurance that additional financing to fund completion of the Capital Improvement Program will be obtained or, if such financing is obtained, what the terms thereof will be. Under certain circumstances involving a change of control, neither TEC nor TARC may be able to recover all of its investment in the refinery.

     TARC achieved Mechanical Completion of the Delayed Coking Unit, the HDS Unit and the related portion of the Sulfur Recovery System in June 1998. If adequate financing is obtained on a timely basis, TARC believes that the remainder of Phase I (other than the No. 2 Reformer) will reach Mechanical Completion in November 1998. TARC intends to defer additional expenditures on the No. 2 Reformer until the fourth quarter of fiscal 1999. TARC believes that both Phase I and Phase II will be completed in advance of the respective completion dates required by the TEC Notes Indenture. The foregoing estimates, as well as other estimates and projections herein, are subject to substantial revision upon the occurrence of future events, such as unavailability of financing, engineering problems, work stoppages and further cost overruns, over which TARC may not have any control, and there can be no assurance that any such projections or estimates will prove accurate.

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

     The Disbursement Agent makes disbursements for the Capital Improvement Program out of the TARC Disbursement Account in accordance with requests made by TARC and approved by the Construction Supervisor. The Construction Supervisor is required to review each such disbursement request by TARC. Disbursements from the TARC Disbursement Account are generally restricted to reimbursement for expenses incurred in connection with the Capital Improvement Program. Disbursements for general and administrative expenses ($1.5 million monthly) and, upon Mechanical Completion of certain units, for feedstock purchases (up to a maximum aggregate of $50 million) are also permitted. Interest income from the TARC Disbursement Account may be used for the Capital Improvement Program or disbursed to fund administrative and other costs of TARC and TEC. As of July 31, 1998, $469 million had been disbursed to TARC out of the TARC Disbursement Account for use in the Capital Improvement Program and for feedstock purchases and $22.5 million for general and administrative expenses. In addition, special disbursements have been made in the amounts of $7 million to pay accounts payable and $19 million for payments of interest on, and the redemption, repurchase and defeasance of the TARC Notes.

7.   INVENTORIES

     The major components of inventories are as follows (in thousands of dollars):

                                                  July 31,      January 31,
                                                    1998           1998
                                                  -------       ----------
          Refinery feedstocks and blendstocks.... $21,926       $   --
          Intermediate and refined products......  10,107           --
          Tubular goods and other................  15,153           16,437
                                                  -------       ----------
                                                  $47,186       $   16,437
                                                  =======       ==========

     As noted in Note 2, TARC's inventories are valued using the first-in-first-out method. TransTexas' inventories are valued using the average cost method.


8.  COMMITMENTS AND CONTINGENCIES

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

        FINKELSTEIN. On April 22, 1991, H. S. Finkelstein filed a suit against TransAmerican and various affiliates in the 49th Judicial District Court, Zapata County, Texas, alleging an improper calculation of overriding royalties allegedly owed to the plaintiff and seeking damages and attorneys' fees in excess of $33.7 million. On November 18, 1993, the plaintiff added TransTexas as an additional defendant. The parties arbitrated this matter in January 1997. In May 1998, the arbitration panel awarded $13 million to plaintiff, and plaintiff subsequently obtained a judgment against TransTexas for the awarded amount. Pursuant to a settlement agreement, TransTexas will pay the amount awarded over a 24-month period. If payments are not made, plaintiff will have the right to enforce its judgment.

        HEIN MINERALS. On April 3, 1998, Henry and Luz A. Hein Minerals, L.C. ("Hein") filed suit in the 49th Judicial District Court, Zapata County, Texas, against TransAmerican, TransTexas, TransTexas Transmission Corporation ("TTC") and Conoco, Inc. Plaintiff alleges that a 1990 mineral lease from plaintiffs to TransAmerican, comprising approximately 2,000 acres, was breached by failure to release certain acreage from the lease. Plaintiff alleges trespass, tortious interference, conversion, fraud, breach of fiduciary duty, breach of contract, conversion and slander of title, and claim damages including $10 per day per acre that was not released. In May 1998, TransTexas filed a motion to transfer venue. TransTexas intends to vigorously defend against these claims.

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

                        TRANSAMERICAN ENERGY CORPORATION

                                   (UNAUDITED)


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

        GENERAL. TransTexas and TARC are also named defendants in other ordinary course, routine litigation incidental to their businesses. Although the outcome of these lawsuits cannot be predicted with certainty, the Company does not expect these matters to have a material adverse effect on its financial position, results of operations or cash flows. The litigation matters discussed above amount to significant potential liability which, if adjudicated in a manner adverse to TARC or TransTexas in one reporting period could have a material adverse effect on the Company's results of operations or cash flows for that period. At July 31, 1998, the possible range of estimated losses related to all of the aforementioned claims in addition to the estimates accrued by TransTexas and TARC is $0 to $20 million.

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

                        TRANSAMERICAN ENERGY CORPORATION

                                   (UNAUDITED)


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

         In September 1997, TARC purchased a tank storage facility located adjacent to the refinery for a cash purchase price of $40 million (which does not include a $3.1 million liability recorded for environmental remediation, as discussed below). Environmental investigations conducted by the previous owner of the facilities have indicated soil and groundwater contamination in several areas on the property. As a result, the former owner submitted to the Louisiana Department of Environmental Quality (the "LDEQ") plans for the remediation of any significant indicated contamination in such areas. TARC has analyzed these investigations and has carried out further Phase II Environmental Assessments to verify their results. TARC intends to incorporate any required remediation into its ongoing work at the refinery. In connection with the purchase of the facilities, TARC agreed to indemnify the seller for all cleanup costs and certain other damages resulting from contamination of the property, and created a $5 million escrow account to fund required remediation costs and indemnification claims by the seller. As a result of TARC's Phase II Environmental Assessment, TARC believes that the amount in escrow should be sufficient to fund the remediation costs associated with identified contamination; however, because the LDEQ has not yet approved certain of the remediation plans, there can be no assurance that the funds set aside in the escrow account will be sufficient to pay all required remediation costs. As of July 31, 1998, TARC has recognized a liability of $3.1 million for this contingency.

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

                        TRANSAMERICAN ENERGY CORPORATION

                                   (UNAUDITED)


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

         Title V of the Clean Air Act requires states to implement an Operating Permit Program that codifies all federally enforceable limitations that are applicable to a particular source. The EPA has approved Louisiana's Title V Operating Permit Program. The Title V Operating Permit is necessary for TARC to produce at projected levels upon completion of the Capital Improvement Program. TARC has submitted its Title V Operating Permit Application covering the refinery and the adjacent tank storage facility. TARC believes that its application will be approved. However, there can be no assurance that it will be approved as submitted or that additional expenditures required pursuant to Title V Operating Permit obligations will not have a material adverse effect on TARC's financial position, results of operations or cash flow.

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

                        TRANSAMERICAN ENERGY CORPORATION

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

     PURCHASE COMMITMENTS

         TARC has various purchase commitments for materials, supplies and services incidental to the ordinary course of business and for the Capital Improvement Program. As of July 31, 1998, TARC had commitments for refinery construction and maintenance of approximately $58.5 million. TARC is acting as general contractor and can generally cancel or postpone capital projects.

     PROCESSING AGREEMENTS

         In April 1996, TARC entered into a processing agreement with a third party to process feedstocks. Under the terms of the agreement, the processing fee earned from the third party is based on the margin earned by the third party, if any, after deducting all of its related costs such as feedstock acquisition, hedging, transportation, processing and inspections plus a commission for each barrel processed. During the three months ended July 31, 1998 and 1997, TARC processed approximately 0.8 million barrels and 0.4 million barrels, respectively, pursuant to processing agreements. Income from this processing agreement was $1.8 million and $3.1 million for the three months ended July 31, 1998 and 1997, respectively.

                        TRANSAMERICAN ENERGY CORPORATION

                                   (UNAUDITED)



     PRODUCTION PAYMENTS

         In April 1997, TransTexas sold to an unaffiliated third party a term overriding royalty in the form of a dollar-denominated production payment in certain of TransTexas' producing properties for net proceeds of $20 million. The production payment calls for the repayment of the primary sum plus an amount equivalent to a 16% annual interest rate on the unpaid portion of such primary sum. As of July 31, 1998, the production payment had been paid in full.

         In February 1998, TransTexas entered into a production payment drilling program agreement with an unaffiliated third party for the reimbursement of certain drilling costs with respect to wells drilled by TransTexas. Pursuant to the agreement, upon the approval of the third party of a recently drilled or currently drilling well for inclusion in the program, the third party will commit to the reimbursement of all or a portion of the cost of such well, up to an aggregate maximum for all such wells of $75 million. The program wells are subject to a dollar-denominated production payment equal to the primary sum of such reimbursed costs, plus an amount equivalent to a 15% annual interest rate on the unpaid portion of such primary sum. As of July 31, 1998, the outstanding balance of the production payment was $51.4 million.

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

         Based in part upon independent legal advice, TransTexas has taken the position that it will not incur any significant federal income tax liability as a result of the Lobo Sale. There are, however, significant uncertainties regarding TransTexas' tax position and no assurance can be given that its position will be sustained if challenged by the IRS. TransTexas is part of an affiliated group for tax purposes (the "TNGC Consolidated Group"), which includes TNGC Holdings Corporation, the sole stockholder of TransAmerican ("TNGC"), TransAmerican, TEC and TARC. No letter ruling has been or will be obtained from the IRS regarding the Lobo Sale by any member of the TNGC Consolidated Group. If the IRS were to successfully challenge TransTexas' position, each member of the TNGC Consolidated Group would be severally liable under the consolidated tax return regulations for the resulting taxes, in the estimated amount of up to $250 million (assuming the use of existing tax attributes of the TNGC Consolidated Group), possible penalties equal to 20% of the amount of the tax, and interest at the statutory rate (currently 8%) on the tax and penalties (if any). The Tax Allocation Agreement provides that TransAmerican will be obligated to fund the entire tax deficiency (if any)

                        TRANSAMERICAN ENERGY CORPORATION

                                   (UNAUDITED)


resulting from the Lobo Sale. There can be no assurance that TransAmerican would be able to fund any such payment at the time due and the other members of the TNGC Consolidated Group may be required to pay the tax. TransTexas has reserved approximately $75 million with respect to the potential tax liability for financial reporting purposes to reflect a portion of the federal tax liability that TransAmerican might not be able to pay. If TransTexas were required to pay this tax deficiency, it is likely that it would be required to sell significant assets or raise additional debt or equity capital to fund the payment.

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

         The Tax Allocation Agreement requires each of TransAmerican's subsidiaries to pay to TransAmerican each year its allocable share of the federal income tax liabilities of the consolidated group ("Allocable Share"). The Tax Allocation Agreement provides for a reallocation of the group's consolidated federal income tax liabilities among the members if the IRS or the courts ultimately redetermine the group's regular tax or alternative minimum tax liability. In the event of an IRS audit or examination, the Tax Allocation Agreement generally gives TransAmerican the authority to compromise or settle disputes and to control litigation, subject to the approval of TARC, TEC or TransTexas, as the case may be, where such compromise or settlement affects the determination of the separate tax liability of that company.

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

         Under certain circumstances, TransAmerican or TEC may sell or otherwise dispose of shares of TransTexas common stock. If, as a result of any sale or other disposition of TransTexas' common stock, the aggregate ownership of TransTexas by members of the TNGC Consolidated Group (excluding TransTexas) is less than 80% (measured by voting power and value), TransTexas will no longer be a member of the TNGC Consolidated Group for federal tax purposes ("Deconsolidation") and, with certain exceptions, will no longer be obligated under the terms and conditions of, or entitled to the benefits of, the Tax Allocation Agreement. Upon a Deconsolidation of TransTexas, members of the TNGC Consolidated Group that own TransTexas' common stock could incur a substantial amount of federal income tax liability. If such Deconsolidation were to occur during the fiscal year ending January 31, 1999, the aggregate amount of this tax liability is estimated to be approximately $100 million, assuming no reduction for tax attributes of the TNGC Consolidated Group. However, such tax liability generally would be substantially reduced or eliminated in the event that the IRS successfully challenged TransTexas' position on the Lobo Sale. Each member of a consolidated group filing a consolidated federal income tax return is severally liable to the IRS for the consolidated federal income tax liability of the consolidated group. There can be no assurance that each TNGC Consolidated Group member will have the ability to satisfy any tax obligation attributable to these transactions at the time due and, therefore, other members of the group, including TEC, TransTexas or TARC, may be required to pay the tax.

                        TRANSAMERICAN ENERGY CORPORATION

                                   (UNAUDITED)


         TransTexas is required, under the Tax Allocation Agreement, to pay any Texas franchise tax (which is estimated not to exceed $11.4 million) attributable to prior year transactions. As of July 31, 1998, TransTexas had paid $8.4 million of these franchise taxes and estimates that it will pay approximately $3.0 million during the remainder of fiscal year 1999.

     POTENTIAL EFFECTS OF A CHANGE OF CONTROL

         The TransTexas Subordinated Notes Indenture provides that, upon the occurrence of a Change of Control, each holder of the TransTexas Subordinated Notes will have the right to require TransTexas to repurchase such holder's TransTexas Subordinated Notes at 101% of the principal amount thereof plus accrued and unpaid interest. Pursuant to the terms of the TransTexas Intercompany Loan, upon the occurrence of a Change of Control, TEC would have the right to require TransTexas to repay the principal of the TransTexas Intercompany Loan in an amount equal to a pro rata share of the amount TEC is required to pay under the TEC Notes Indenture. Such pro rata share would be calculated using the ratio of the outstanding principal amount of the TransTexas Intercompany Loan to the sum of (i) the outstanding principal amount of the TransTexas Intercompany Loan plus (ii) the accreted value of the outstanding principal amount of the TARC Intercompany Loan. Pursuant to the terms of the TARC Intercompany Loan, upon the occurrence of a Change of Control, TEC would have the right to require TARC to repay the principal of the TARC Intercompany Loan in an amount equal to a pro rata share of the amount TEC is required to pay under the TEC Indenture. Such pro rata share would be calculated using the ratio of the accreted value of the outstanding principal amount of the TARC Intercompany Loan to the sum of (i) the outstanding principal amount of the TransTexas Intercompany Loan plus (ii) the accreted value of the outstanding principal amount of the TARC Intercompany Loan.

         A Change of Control would be deemed to occur under the TransTexas Subordinated Notes Indenture in the case of certain changes or other events in respect of the ownership of TransTexas, including any circumstances pursuant to which any person or group other than John R. Stanley (or his heirs, his estate, or any trust in which he or his immediate family members have, directly or indirectly, a beneficial interest in excess of 50%) and his subsidiaries or the TEC Indenture Trustee is or becomes the beneficial owner of more than 50% of the total voting power of TransTexas' then outstanding voting stock, and during the 90 days thereafter, the rating of the TransTexas Subordinated Notes is downgraded or withdrawn. A Change of Control would be deemed to occur under the TransTexas Intercompany Loan in the case of certain changes or other events in respect of the ownership or control of TEC or TransTexas, including any circumstance pursuant to which (i) any person or group, other than John R. Stanley (or his heirs, his estate, or any trust in which he or his immediate family members have, directly or indirectly, a beneficial interest in excess of 50%) and his subsidiaries or the TEC Indenture Trustee is or becomes the beneficial owner of more than 50% of the total voting power of TEC's then outstanding voting stock, or (ii) TEC or any of its subsidiaries own some of TransTexas' capital stock, but less than 50% of the total voting stock or economic value of TransTexas, unless the TEC Notes have an investment grade rating for the period of 120 days thereafter. A Change of Control would be deemed to occur under the TEC Notes Indenture or the TARC Intercompany Loan in the case of certain changes or other events in respect of the ownership or control of TEC, TARC or TransTexas including any circumstance pursuant to which
(i) any person or group, other than John R. Stanley (or his heirs, his estate or any trust in which he or his immediate family members have, directly or indirectly, a beneficial interest in excess of 50%) and his subsidiaries or the TEC Indenture Trustee is or becomes the beneficial owner of more than 50% of the total voting power of TEC's then outstanding voting stock, or (ii) TEC or any of its subsidiaries own some of TARC's or TransTexas' capital stock, respectively, but less than 50% of the total voting stock or economic value of TARC or TransTexas', unless (in the case of either (i) or (ii) above) the TEC Notes have an investment grade rating for the period of 120 days thereafter. The term "person," as used in the definition of Change of Control, means a natural person, company, government or political subdivision, agency or instrumentality of a government and also includes a "group," which is defined as two or more persons acting as a partnership, limited partnership or other group.

         In addition, certain changes or other events in respect of the ownership or control of TransTexas that do not constitute a Change of Control under the TransTexas Subordinated Notes Indenture, the TEC Notes Indenture or the TransTexas Intercompany Loan may result in a "change of control" of TransTexas under the terms of the BNY Facility. Such an occurrence could create an obligation for TransTexas to repay any amounts due under the BNY Facility. At July 31, 1998, TransTexas had approximately $7.2

                        TRANSAMERICAN ENERGY CORPORATION

                                   (UNAUDITED)


million of indebtedness subject to such right of repayment. In the event of a Change of Control under the TransTexas Subordinated Notes Indenture, the TEC Notes Indenture or the Intercompany Loans, or a "change of control" under the terms of the BNY Facility, there can be no assurance that TransTexas or TARC will have sufficient funds to satisfy any such payment obligations. A change of control or other event that results in Deconsolidation of TransTexas and TransAmerican for federal income tax purposes could result in acceleration of a substantial amount of federal income taxes.

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

     DELIVERY COMMITMENTS

         TransTexas has entered into various contracts whereby TransTexas is required to deliver approximately 475 MMcf per day to specified delivery points. TransTexas will incur certain charges if it does not deliver specified quantities under the contracts. Such charges totaled $1.4 million and $2.4 million during the three and six months ended July 31, 1998, respectively. Under a proposed settlement agreement, delivery commitments of approximately 350 MMcf per day will be released in exchange for TransTexas' interest in a pipeline, elimination of amounts due TransTexas pursuant to the Lobo Sale Agreement and a cash payment by TransTexas of $2.7 million. TransTexas reduced the gain on sale of assets by $3.4 million as a result of this proposed settlement.

     REGISTRATION RIGHTS AGREEMENT

         TARC had an obligation under its Registration Rights Agreement with the holders of its Senior Subordinated Notes to have its registration statement on Form S-4 relating to the Exchange Offer for the Senior Subordinated Notes declared effective by the Securities and Exchange Commission by July 28, 1998. As a result of its failure to meet its obligation under the Registration Rights Agreement, TARC will incur $10,000 per week in additional interest from July 28, 1998 until such date as the registration statement is declared effective.

                        TRANSAMERICAN ENERGY CORPORATION

                                   (UNAUDITED)



9.  SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

         The following information reflects the Company's noncash investing and financing activities (in thousands of dollars):

                                                                           Six Months Ended
                                                                               July 31,
                                                                      ---------------------------
                                                                          1998            1997
                                                                      -----------      ----------
     Accounts payable for property and equipment ...................  $    84,925      $   36,825
     Product financing arrangements ................................       15,274             --
     Accrued interest on long-term debt capitalized
       in property and equipment ...................................       57,689          30,426
     Exchange of Subordinated Notes ................................          --          115,815

10.  CREDIT AGREEMENT

         TransTexas and BNY Financial Corporation ("BNY") are parties to a Second Amended and Restated Accounts Receivable Management and Security Agreement (the "BNY Facility"), dated as of October 14, 1997. As of July 31, 1998, outstanding advances under the BNY Facility totaled approximately $7.2 million. Interest accrues on advances at the rate of (i) the higher of (a) the prime rate of The Bank of New York or (b) the Federal Funds Rate plus 1/2 of 1% plus (ii) 1/2 of 1%. Obligations under the BNY Facility are secured by liens on TransTexas' receivables and inventory. The BNY Facility contains certain financial covenants including a limitation on net losses.

11.  TRANSACTIONS WITH AFFILIATES

         On June 13, 1997, a services agreement was entered into among TransAmerican, TEC, TARC and TransTexas. Under the services agreement, TransTexas provides accounting, legal, administrative and other services to TARC, TEC and TransAmerican and its affiliates. TransAmerican will provide advisory services to TransTexas, TARC and TEC. TARC will pay to TransTexas approximately $300,000 per month for services rendered and for allocated expenses paid by TransTexas on behalf of TARC. TransAmerican will pay to TransTexas approximately $20,000 per month for such services. TEC and its subsidiaries will pay $2.5 million in the aggregate per year to TransAmerican for advisory services and benefits provided by TransAmerican. As of July 31, 1998, the payable to TransAmerican for such services was $2.5 million.

                        TRANSAMERICAN ENERGY CORPORATION

                                   (UNAUDITED)


         Southeast Contractors, a subsidiary of TransAmerican, provides construction personnel to TARC in connection with the Capital Improvement Program. These construction workers are temporary employees, and the number and composition of the workforce will vary throughout the Capital Improvement Program. Southeast Contractors charges TARC for the direct costs it incurs (which consist solely of employee payroll and benefits) plus administrative costs and fees of up to $2.0 million per year. Total labor costs charged by Southeast Contractors for the three and six months ended July 31, 1998 and 1997 were $44.5 million, $82.0 million, $7.5 million and $9.7 million, respectively, of which $9.6 million and $2.0 million were payable at July 31, 1998 and January 31, 1998, respectively.

12.   IMPAIRMENT LOSS

         As of July 31, 1998, TransTexas' net capitalized costs of gas and oil properties exceeded the cost center ceiling. Under the full cost method of accounting for exploration and development costs, the net capitalized costs of gas and oil properties are limited to the lower of unamortized cost or the cost center ceiling. For the three months ended July 31, 1998, TransTexas adjusted its net capitalized costs resulting in a non-cash pre-tax loss of approximately $16.3 million.

         TransTexas has also evaluated the carrying value of a pipeline system which is currently underutilized. Based on existing production levels, TransTexas believes the pipeline will remain significantly underutilized. Accordingly, TransTexas recorded a non-cash pre-tax loss of approximately $5.5 million related to the pipeline.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The condensed consolidated financial statements of TEC reflect the results of operations of TEC's wholly and majority owned subsidiaries, TARC and TransTexas. As of July 31, 1998, TransTexas' operations consisted of exploration and production of natural gas, condensate and natural gas liquids ("E&P"). TARC's business is refining and storage operations ("Refining"). As described in
Note 1 of Notes to Condensed Consolidated Financial Statements, transactions between TransTexas and TARC are significantly restricted. The following discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto of the Company included elsewhere in this report.

TRANSTEXAS

     RESULTS OF OPERATIONS

         TransTexas' results of operations are dependent upon natural gas production volumes and unit prices from sales of natural gas, condensate and NGLs. The profitability of TransTexas also depends on its ability to minimize finding and lifting costs and maintaining its reserve base while maximizing production. On May 29, 1997, TransTexas consummated a stock purchase agreement with an unaffiliated buyer (the "Lobo Sale Agreement"), with an effective date of March 1, 1997, to effect the sale (the "Lobo Sale") of the stock of TransTexas Transmission Corporation ("TTC"), its subsidiary that owned substantially all of TransTexas' Lobo Trend producing properties and related pipeline transmission system, for an adjusted sales price of approximately $1.1 billion. Accordingly, TransTexas' reported results for the three and six months ended July 31, 1998 reflect the effects of reduced sales volumes as a result of the Lobo Sale.

         TransTexas' operating data for the three and six months ended July 31, 1998 and 1997, is as follows:

                                                       Three Months Ended                   Six Months Ended
                                                            July 31,                             July 31,
                                                     -----------------------             -----------------------
                                                       1998           1997                 1998           1997
                                                     --------       --------             --------       --------
         Sales volumes:
            Gas (Bcf)(1)                                  8.7           17.8                 16.5           53.2
            NGLs (MMgal)                                  1.3           14.3                  3.3           61.7
            Condensate (MBbls)                            147            151                  219            426
         Average prices:
            Gas (dry) (per Mcf)(2)                   $   2.23       $   2.06             $   2.21       $   1.80
            NGLs (per gallon)                             .18            .26                  .23            .29
            Condensate (per Bbl)                        12.24          18.33                12.65          19.46
         Number of gross wells drilled                     15             26                   28             55
         Percentage of wells completed                     80%            54%                  75%            58%

        ----------------------
        (1) Sales volumes for the six months ended July 31, 1997 include 7.3 Bcf delivered prior to the third quarter pursuant to volumetric production payments.
        (2) Average prices for the three and six months ended July 31, 1997 include amounts delivered under volumetric production payments. The average gas price for TransTexas' undedicated production for these periods were $2.06 per Mcf and $1.91 per Mcf, respectively. Gas prices do not include the effect of hedging agreements.


         A summary of TransTexas' operating expenses is set forth below (in millions of dollars):

                                                     Three Months Ended              Six Months Ended
                                                          July 31,                        July 31,
                                                   -----------------------        -----------------------
                                                     1998           1997            1998           1997
                                                   --------       --------        --------       --------
         Operating costs and expenses:
            Lease                                  $    3.5       $    4.3        $    6.7       $   12.2
            Pipeline and gathering                      1.1            3.2             3.7           11.4
            Natural gas liquids                          --            3.6              --           14.5
            Drilling services                           1.5            0.6             2.2            0.7
                                                   --------       --------        --------       --------
                                                        6.1           11.7            12.6           38.8
         Taxes other than income taxes (1)              2.5            2.5             3.5            7.7
                                                   --------       --------        --------       --------
                                                   $    8.6       $   14.2        $   16.1       $   46.5
                                                   ========       ========        ========       ========

     -----------------------------
         (1) Taxes other than income taxes include severance, property, and other taxes.


         TransTexas' average depletion rates have been as follows:

                                                     Three Months Ended              Six Months Ended
                                                          July 31,                        July 31,
                                                   -----------------------        -----------------------
                                                     1998           1997            1998           1997
                                                   --------       --------        --------       --------
         Depletion rates (per Mcfe)                $   1.36       $   1.02        $   1.34       $   1.04
                                                   ========       ========        ========       ========


     THREE MONTHS ENDED JULY 31, 1998, COMPARED WITH THE THREE MONTHS ENDED JULY 31, 1997

         Gas, condensate and NGL revenues for the three months ended July 31, 1998 decreased $18.8 million from the prior period, due primarily to decreases in gas, condensate and NGLs sales volumes attributable to the divestiture of producing properties as a result of the Lobo Sale. The average monthly prices received per Mcf of gas ranged from $2.17 to $2.31 in the three months ended July 31, 1998, compared to a range of $2.02 to $2.17, excluding amounts dedicated to volumetric production payments, in the prior period. As of July 31, 1998, TransTexas had a total of 126 producing wells compared to 99 producing wells at July 31, 1997. Transportation revenues decreased $2.8 million over the prior period due primarily to the divestiture of the pipeline system as a result of the Lobo Sale. Drilling services revenues increased by $1.2 million for the three months ended July 31, 1998, due primarily to an increase in services provided to third parties. For the three months ended July 31, 1998, TransTexas recognized a pre-tax gain of $52.3 million on the sale of certain drilling services division assets offset by a pre-tax loss of $4.6 million related to additional adjustments to the Lobo Sale purchase price.

         Lease operating expenses for the quarter ended July 31, 1998 decreased by $0.8 million from the prior period due primarily to the Lobo Sale and the resulting decrease in the number of producing wells. Pipeline and gathering expenses decreased $2.1 million from the prior period due primarily to the divestiture of the pipeline system. NGL costs decreased by $3.6 million from the prior period primarily due to the Lobo Sale and the resulting decrease in the volumes of natural gas processed. Drilling service expenses for the three months ended July 31, 1998 increased $0.9 million primarily due to increased costs related to providing services to the new operator of the Lobo Trend properties. Depreciation, depletion and amortization expense for the three months ended July 31, 1998 decreased $6.5 million due to the Lobo Sale and the resulting decrease in TransTexas' undedicated natural gas production, partially offset by a $0.34 per Mcfe increase in the depletion rate. General and administrative expenses decreased by $3.3 million primarily as a result of a decrease in litigation expense. Taxes other than income taxes decreased marginally over the prior period due primarily to decreases in severance taxes associated with the Lobo Sale and resulting decrease in the number of producing wells offset by increases in ad valorem and excise taxes. The impairment loss of $21.8 million for the quarter ended July 31, 1998 relates to a write-down of $16.3 million of TransTexas' net capitalized costs of gas and oil properties to the cost center ceiling and a $5.5 million write-down of an underutilized pipeline system that is contemplated to be exchanged as part of a proposed settlement agreement of certain natural gas delivery commitments.

         Interest income for the three months ended July 31, 1998 decreased by $5.1 million as compared to the prior period due to lower cash balances available for investment. TransTexas does not expect to earn significant interest income during the remainder of fiscal year 1999. Interest expense decreased by $0.9 million primarily as a result of the retirement of the Senior Secured Notes in June 1997, and an increase in the amount of interest capitalized in connection with the acquisition of undeveloped leasehold acreage and interest associated with the TransTexas Intercompany Loan.

     SIX MONTHS ENDED JULY 31, 1998, COMPARED WITH THE SIX MONTHS ENDED JULY 31, 1997

         Gas, condensate and NGL revenues for the six months ended July 31, 1998 decreased by $72.3 million from the prior period, due primarily to decreases in gas, condensate and NGLs sales volumes attributable to the divestiture of producing properties as a result of the Lobo Sale. The average monthly prices received per Mcf of gas, ranged from $2.36 to $2.09 in the six months ended July 31, 1998, compared to a range of $2.29 to $1.49, excluding amounts dedicated to volumetric production payments in the same period in the prior year. As of July 31, 1998, TransTexas had a total of 126 producing wells compared to 99 producing wells at July 31, 1997. Transportation revenues decreased $12.1 million over the prior period due primarily to the divestiture of the pipeline system as a result of the Lobo Sale. Drilling services revenues increased by $4.4 million for the six months ended July 31, 1998 due to an increase in services provided to third parties. TransTexas recognized a pre-tax gain of $62.6 million the sale of certain drilling services division assets and a pre-tax loss of $2.6 million due to post-closing adjustments to the Lobo Sale purchase price.

         Lease operating expenses for the six months ended July 31, 1998 decreased by $5.5 million from the prior period due primarily to the Lobo Sale and the resulting decrease in the number of producing wells. Pipeline and gathering expenses decreased by $7.7 million from the prior period due primarily to the divestiture of the pipeline system. NGL costs decreased by $14.5 million from the prior period due to the Lobo Sale and the resulting decrease in the volumes of natural gas processed. Drilling service expenses for the six months ended July 31, 1998 increased $1.5 million primarily due to increased costs related to providing services to the new operator of the Lobo Trend properties. Depreciation, depletion and amortization expense for the six months ended July 31, 1998 decreased $28.3 million due to the Lobo Sale and the resulting decrease in TransTexas' undedicated natural gas production, partially offset by a $0.30 per Mcfe increase in the depletion rate. General and administrative expenses decreased by $12.7 million primarily as a result of a decrease in litigation expense. Taxes other than income taxes decreased by $4.2 million over the prior period due primarily to decreases in ad valorem, severance and excise taxes associated with the Lobo Sale and the resulting decrease in the number of producing wells. The impairment loss of $21.8 million for the quarter ended July 31, 1998 relates to a write-down of $16.3 million of TransTexas' net capitalized costs of gas and oil properties to the cost center ceiling and a $5.5 million write-down of an underutilized pipeline system that is contemplated to be exchanged as part of a proposed settlement agreement of certain natural gas delivery commitments.

         Interest income for the six months ended July 31, 1998 decreased by $6.3 million as compared to the prior period due to lower cash balances available for investment. TransTexas does not expect to earn significant interest income during the remainder of fiscal year 1999. Interest expense decreased by $6.7 million primarily as a result of the retirement of the Senior Secured Notes in June 1997.

TARC

     RESULTS OF OPERATIONS

         TARC's refinery was inoperative from January 1983 through February 1994. During this period, TARC's revenues were derived primarily from tank rentals and its expenses consisted of maintenance and repairs, tank rentals, general and administrative expenses and property taxes. The No. 2 Vacuum Unit was operated intermittently between March 1994 and January 1997. The No. 2 Vacuum Unit recommenced operations in May 1998 and the No. 2 Crude Unit commenced operations in June 1998. TARC does not consider its historical results to be indicative of future results.

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

     THREE MONTHS ENDED JULY 31, 1998, COMPARED WITH THE THREE MONTHS ENDED JULY 31, 1997

         TARC's revenues for the three months ended July 31, 1998 resulted primarily from sales of vacuum gas oil ("VGO"), naphtha and distillate produced by the No. 2 Vacuum Unit and the No. 2 Crude Unit. The average price of the approximately 481,000 barrels of VGO and naphtha sold was $14.14, and the average price of the 104,000 barrels of distillate sold was $15.16. Other revenues consisted primarily of rental income from TARC's tank storage facility acquired in September 1997.

         Cost of products sold of $7.8 million for the three months ended July 31, 1998 related to the refining of approximately 585,000 barrels of feedstocks purchased at an average price of $13.11 per barrel.

         During 1998 and 1997, TARC entered into processing arrangements whereby TARC did not take title to feedstocks or refined products but received a fee based on margins, if any, realized by the counterparty to the arrangement. TARC retained all market and production risks related to barrels processed. These arrangements, which are recorded net in the statement of operations, resulted in income of $1.8 million and $3.1 million for the three months ended July 31, 1998 and 1997, respectively.

         Operations and maintenance expense for the three months ended July 31, 1998 decreased to $3.1 million from $4.2 million for the same period in 1997, primarily due to increased capitalization of costs related to the Capital Improvement Program and an allocation of overhead to inventory.

        TARC incurred no income or loss on purchase commitments for the three months ended July 31, 1998 compared to a $0.3 million gain on purchase commitments for the same period in 1997.

         Depreciation and amortization expense for the three months ended July 31, 1998 increased to $1.8 million from $1.7 million for the same period in 1997, primarily due to depreciation related to the tank storage facility acquired in September 1997.

         General and administrative expenses for the three months ended July 31, 1998 increased to $5.9 million from $2.3 million for the same period in 1997. The increase was primarily due to increased salaries and training for personnel added in anticipation of the commencement of refinery operations, services agreement fees and increased professional fees.

         Taxes other than income taxes for the three months ended July 31, 1998 increased to $1.3 million from $0.9 million for the same period in 1997, primarily due to increased franchise taxes.

         Interest income for the three months July 31, 1998 increased to $1.5 million from $0.9 million for the same period in 1997, primarily due to the investment of proceeds from the TARC Intercompany Loan and Senior Subordinated Notes. Net interest expense, for the three months ended July 31, 1998 decreased to $1.1 million from $3.5 million for the same period in 1997, due primarily to increased interest capitalization. During the three months ended July 31, 1998, TARC capitalized approximately $41.6 million of interest related to Capital Improvement Program additions compared to $22.8 million for the three months ended July 31, 1997.

         The loss on the early retirement of debt of $84.4 million for the three months ended July 31, 1997 was a result of the completion of the TARC Notes Tender Offer.

     SIX MONTHS ENDED JULY 31, 1998, COMPARED WITH THE SIX MONTHS ENDED JULY 31, 1997

         TARC's revenues for the six months ended July 31, 1998 resulted primarily from sales of VGO, naphtha and distillate produced by the No. 2 Vacuum Unit and the No. 2 Crude Unit. The average price of the approximately 481,000 barrels of VGO and naphtha sold was $14.14, and the average price of the 104,000 barrels of distillate sold was $15.16. Other revenues consisted primarily of rental income from TARC's tank storage facility acquired in September 1997.

         Cost of products sold of $7.8 million for the six months ended July 31, 1998 related to the refining of approximately 585,000 barrels of feedstocks purchased at an average price of $13.11 per barrel.

         During 1998 and 1997, TARC entered into processing arrangements whereby TARC did not take title to feedstocks or refined products but received a fee based on margins, if any, realized by the counterparty to the arrangement. TARC retained all market and production risks related to barrels processed. These arrangements, which are recorded net in the statement of operations, resulted in income of $1.8 million and $3.2 million for the six months ended July 31, 1998 and 1997, respectively.

         Operations and maintenance expense for the six months ended July 31, 1998 decreased to $5.8 million from $7.9 million for the same period in 1997, primarily due to the increased capitalization of costs related to the Capital Improvement Program and an allocation of overhead to inventory.

         Loss on purchase commitments of $4.8 million for the six months ended July 31, 1997 related to a commitment to purchase 0.6 million barrels of feedstock. These barrels have been sold to a third party and TARC has processed the barrels pursuant to a processing agreement with the third party.

         Depreciation and amortization expense for the six months ended July 31, 1998 increased to $4.5 million from $3.4 million for the same period in 1997, primarily due to depreciation related to the tank storage facility acquired in September 1997.

         General and administrative expenses increased to $12.0 million for the six months ended July 31, 1998 from $5.0 million for the same period in 1997. The increase was primarily due to increased salaries and training for personnel added in anticipation of the commencement of refinery operations, services agreement fees and increased professional fees.

         Taxes other than income taxes for the six months ended July 31, 1998 increased to $2.3 million from $1.8 million for the same period in 1997, primarily due to increased franchise taxes.

         Interest income for the six months ended July 31, 1998 increased to $3.8 million from $1.0 million for the same period in 1997, primarily due to the investment of proceeds from the TARC Intercompany Loan and Senior Subordinated Notes. Net interest expense for the six months ended July 31, 1998 increased to $8.0 million from $6.8 million for the same period in 1997, due primarily to interest on the TARC Intercompany Loan and Senior Subordinated Notes partially offset by increased interest capitalization. During the six months ended July 31, 1998, TARC capitalized approximately $75.3 million of interest related to Capital Improvement Program additions compared to $41.6 million for the six months ended July 31, 1997.

         The loss on the early extinguishment of debt of $1.3 million for the six months ended July 31, 1998 is a result of the redemption of $7.0 million of TARC Notes in February 1998. The loss on the early retirement of debt of $84.4 million for the six months ended July 31, 1997 was a result of the completion of the TARC Notes Tender Offer.

         The cumulative effect of a change in accounting principle of $2.7 million for the six months ended July 31, 1998 relates to TARC's selection of the deferred method of accounting for turnaround costs as described in Note 2 of Notes to Condensed Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

         TransTexas makes substantial capital expenditures for the exploration and development of natural gas reserves. TransTexas historically has financed its capital expenditures, debt service and working capital requirements with cash flow from operations, public and private offerings of debt and equity securities, the sale of production payments, asset sales, an accounts receivable revolving credit facility and other financings. Cash flow from operations is sensitive to the prices TransTexas receives for its natural gas.

         During the six months ended July 31, 1998, TransTexas' total capital expenditures were $128 million, including $12 million for lease acquisitions, $107 million for drilling and development, and $9 million for gas gathering, other equipment and seismic acquisitions. Subject to cash availability, capital expenditures for fiscal year 1999 are estimated to be approximately $177 million, which is in excess of projected cash flow from operations. A reduction in planned capital spending could result in less than anticipated cash flow from operations in fiscal year 1999 and later years, which could have a material adverse effect on TransTexas. To finance its capital expenditure and working capital requirements, TransTexas will be required to supplement its anticipated cash flow from operations with a combination of asset sales and financing which may include borrowings or production payments. TransTexas' debt covenants may limit its ability to obtain additional financing or to sell properties, and there is no assurance that adequate funds can be obtained on a timely basis from such sources.

         In March 1998, TransTexas executed an amended and restated note in the principal amount of approximately $14.9 million consolidating equipment financing debt previously incurred. Concurrently, TransTexas incurred an additional $14 million in equipment financing debt, evidenced by a promissory note. These notes were repaid in June 1998 with proceeds from the sale of TransTexas drilling rigs.

         In February 1998, TransTexas entered into a production payment drilling program agreement with an unaffiliated third party for the reimbursement of certain drilling costs with respect to wells drilled by TransTexas. Pursuant to the agreement, upon the approval of the third party of a recently drilled or currently drilling well for inclusion in the program, the third party will commit to the reimbursement of all or a portion of the cost of such well, up to an aggregate maximum for all such wells of $75 million. The program wells are subject to a dollar-denominated production payment equal to the primary sum of such reimbursed costs, plus an amount equivalent to a 15% annual interest rate on the unpaid portion of such primary sum. As of July 31, 1998, the outstanding balance on the production payment was $51.4 million.

         TransTexas and BNY Financial Corporation are parties to a Second Amended and Restated Accounts Receivable Management and Security Agreement (the "BNY Facility"), dated as of October 14, 1997. As of July 31, 1998, outstanding advances under the BNY Facility totaled approximately $7.2 million. Interest accrues on advances at the rate of (i) the higher of (a) the prime rate of The Bank of New York or (b) the Federal Funds Rate plus 1/2 of 1% plus (ii) 1/2 of 1%. Obligations under the BNY Facility are secured by liens on TransTexas' receivables and inventory.

         Subsequent to the Lobo Sale, TransTexas' exploration and production activities were no longer concentrated in the Laredo, Texas area nor comparable to those historically conducted. Therefore, the utilization of a centrally located drilling services operation in Laredo was no longer as efficient or cost effective. In April 1998, TransTexas sold its oilfield stimulation, cementing and coiled tubing equipment and related facilities for a sales price of $30 million, subject to post-closing adjustments. In June 1998, TransTexas sold its drilling rigs and related assets for a sales price of $75 million. In August 1998, TransTexas sold its remaining drilling services assets for a sales price of $20.5 million. TransTexas expects that its future general and administrative expenses and operating expenses will be reduced as a result of these sales.

         TARC estimates that capital expenditures for the Capital Improvement Program will be $431 million during the fiscal year ending January 31, 1999 and $53 million during the fiscal year ending January 31, 2000. TARC currently estimates that Capital Improvement Program costs may increase by $221 million to $245 million over the $427 million originally estimated, depending upon the extent to which an unallocated contingency amount of $24 million is used. See
Note 3 of Notes to Condensed Consolidated Financial Statements. If engineering problems, further cost overruns or delays occur and other financing sources are not available, TARC will not be able to complete either phase of the Capital Improvement Program. TARC has historically incurred losses and negative cash flow from operating activities as a result of limited refinery operations that did not cover the fixed costs of maintaining the refinery, increased working capital requirements (including debt service) and losses on refined product sales and processing arrangements. As described in Note 3 of Notes to Condensed Consolidated Financial Statements, TARC must raise additional funds in order to complete the Capital Improvement Program. There is no assurance that TARC can raise additional funds, complete the Capital Improvement Program, fund its future working capital requirements or achieve positive cash flow from operations. As a result, there is substantial doubt about TARC's ability to continue as a going concern. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

         The TEC Notes Indenture permits TARC to obtain a revolving credit facility but places certain limitations on TARC's ability to incur other indebtedness. In order to operate the refinery at expected levels after the completion of Phase I of the Capital Improvement Program, TARC will require additional working capital. TARC has not obtained a working capital facility.

         During the three months ended July 31, 1998, TARC purchased approximately 3.7 million barrels of feedstocks financed by cash-backed letters of credit and letters of credit supported by the credit of a third party. Under the third-party arrangement, if TARC is unable to obtain feedstock disbursements from the TARC Disbursement Account prior to a draw under the letters of credit, the third party will take title to the feedstock and TARC will be required to buy the feedstock from the third party at a price equal to the purchase price plus interest at a rate of 15% per annum.

         As of July 31, 1998, TARC and TEC had deposited an aggregate of $529 million into accounts (collectively, the "TARC Disbursement Account") from which disbursements are made pursuant to a disbursement agreement, as amended (the "Disbursement Agreement") among TARC, TEC, Firstar Bank of Minnesota, N.A., as trustee (the "TEC Indenture Trustee") under the indenture governing the TEC Notes (the "TEC Notes Indenture"), Firstar Bank of Minnesota,
N. A., as Disbursement Agent, and Baker & O'Brien, Inc., as Construction Supervisor. See Note 6 of Notes to Condensed Consolidated Financial Statements. Of these funds, $427 million was designated for the Capital Improvement Program, approximately $25.5 million was designated for general and administrative expenses, $7 million was designated for outstanding accounts payable, $50 million was designated for working capital upon completion of the Delayed Coking Unit and certain supporting units and $19 million was designated for the payment of interest on, or the redemption, purchase, defeasance or other retirement of, the outstanding TARC Notes. As of July 31, 1998, $469 million had been disbursed to TARC out of the TARC Disbursement Account for use in the Capital Improvement Program and for feedstock purchases, $7 million for accounts payable, $22.5 million for general and administrative expenses and $19 million for the payment of interest on, and the redemption, repurchase and defeasance of the TARC Notes.

         In April 1996, TARC entered into a processing agreement with a third party to process feedstocks. Under the terms of the agreement, the processing fee earned from the third party is based on the margin earned by the third party, if any, after deducting all of its related costs such as feedstock acquisition, hedging, transportation, processing and inspections plus a commission for each barrel processed. During the three months ended July 31, 1998 and 1997, TARC processed approximately 0.8 million barrels and 0.4 million barrels, respectively, pursuant to processing agreements. Income from this processing agreement was $1.8 million and $3.2 million for the six months ended July 31, 1998 and 1997, respectively.

         TARC had an obligation under its Registration Rights Agreement with the holders of its Senior Subordinated Notes to have its registration statement on Form S-4 relating to the Exchange Offer for the Senior Subordinated Notes declared effective by the Securities and Exchange Commission by July 28, 1998. As a result of its failure to meet its obligation under the Registration Rights Agreement, TARC will incur $10,000 per week in additional interest from July 28, 1998 until such date as the registration statement is declared effective.

         TEC's only source of funds for its holding company operations and debt service will be from working capital, interest payments on the Intercompany Loans to TransTexas and TARC, dividends from its subsidiaries, payments made by TARC on behalf of TEC pursuant to the Services Agreement and, in limited circumstances as permitted by the TEC Notes Indenture, sales of stock TEC holds in its subsidiaries.

         During the two years following the TEC Notes Offering, TEC anticipates that its annual cash needs for holding company operations will be approximately $2.0 million, which TEC expects to be paid on its behalf by TARC pursuant to the Services Agreement, and TEC's annual cash interest expense will be approximately $54.6 million. In addition, TEC and its subsidiaries will pay $2.5 million in the aggregate per year to TransAmerican for advisory services and other benefits provided by TransAmerican. TransTexas will be required to pay TEC approximately $48.9 million in interest annually on the TransTexas Intercompany Loan. TEC expects to use this interest income together with working capital, if any, to satisfy its cash needs, including its cash interest payments. If TEC incurs unforeseen expenses, there is no assurance that its capital resources will be sufficient to fund those expenses in addition to anticipated holding company expenses and debt service.

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

     CONTINGENT LIABILITIES

         The Company has significant contingent liabilities, including liabilities with respect to the litigation matters described in Note 8 of Notes to Condensed Consolidated Financial Statements. These matters, individually and in the aggregate, amount to significant potential liability which, if adjudicated in a manner adverse to the Company in one reporting period, could have a material adverse effect on the Company's cash flows or results of operations for that period.

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

         TransTexas has entered into various contracts whereby TransTexas is required to deliver approximately 475 MMcf per day to specified delivery points. TransTexas will incur certain charges if it does not deliver specified quantities under the contracts. Such charges totaled $1.4 million and $2.4 million during the three and six months ended July 31, 1998, respectively. Under a proposed settlement agreement, delivery commitments of approximately 350 MMcf per day will be released in exchange for TransTexas' interest in a pipeline, elimination of amounts due TransTexas pursuant to the Lobo Sale Agreement and a cash payment by TransTexas of $2.7 million. TransTexas reduced the gain on the sale of assets by $3.4 million as a result of this proposed settlement.

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

         Based in part upon independent legal advice, TransTexas has taken the position that it will not incur any significant federal income tax liability as a result of the Lobo Sale. There are, however, significant uncertainties regarding TransTexas' tax position and no assurance can be given that its position will be sustained if challenged by the IRS. TransTexas is part of an affiliated group for tax purposes (the "TNGC Consolidated Group"), which includes TNGC Holdings Corporation, the sole stockholder of TransAmerican. No letter ruling has been or will be obtained from the IRS regarding the Lobo Sale by any member of the TNGC Consolidated Group. If the IRS were to successfully challenge TransTexas' position, each member of the TNGC Consolidated Group would be severally liable under the consolidated tax return regulations for the resulting taxes, in the estimated amount of up to $250 million (assuming the use of existing tax attributes of the TNGC Consolidated Group), possible penalties equal to 20% of the amount of the tax, and interest at the statutory rate (currently 8%) on the tax and penalties (if any). The Tax Allocation Agreement provides that TransAmerican will be obligated to fund the entire tax deficiency (if any) resulting from the Lobo Sale. There can be no assurance that TransAmerican would be able to fund any such payment at the time due and the other members of the TNGC Consolidated Group may be required to pay the tax. TransTexas has reserved approximately $75 million with respect to the potential tax liability for financial reporting purposes to reflect a portion of the federal tax liability that TransAmerican might not be able to pay. If TransTexas were required to pay this tax deficiency, it is likely that it would be required to sell significant assets or raise additional debt or equity capital to fund the payment.

         Under certain circumstances, TransAmerican or TEC may sell or otherwise dispose of shares of TransTexas common stock. If, as a result of any sale or other disposition of TransTexas' common stock, the aggregate ownership of TransTexas by members of the TNGC Consolidated Group (excluding TransTexas) is less than 80% (measured by voting power and value), TransTexas will no longer be a member of the TNGC Consolidated Group for federal tax purposes ("Deconsolidation") and, with certain exceptions, will no longer be obligated under the terms and conditions of, or entitled to the benefits of, the Tax Allocation Agreement. Upon a Deconsolidation of TransTexas, members of the TNGC Consolidated Group that own TransTexas' common stock could incur a substantial amount of federal income tax liability. If such Deconsolidation were to occur during the fiscal year ending January 31, 1999, the aggregate amount of this tax liability is estimated to be approximately $100 million, assuming no reduction for tax attributes of the TNGC Consolidated Group. However, such tax liability generally would be substantially reduced or eliminated in the event that the IRS successfully challenged TransTexas' position on the Lobo Sale. Each member of a consolidated group filing a consolidated federal income tax return is severally liable to the IRS for the consolidated federal income tax liability of the consolidated group. There can be no assurance that each TNGC Consolidated Group member will have the ability to satisfy any tax obligation attributable to these transactions at the time due and, therefore, other members of the group, including TEC, TransTexas or TARC, may be required to pay the tax.

         Generally, under the Tax Allocation Agreement, if net operating losses of TransTexas or TARC are used by other members of the TNGC Consolidated Group, then TransTexas and TARC are entitled to the benefit (through reduced current taxes payable) of such losses in later years to the extent TransTexas or TARC has taxable income, remains a member of the TNGC Consolidated Group and the other group members have the ability to pay such taxes. If TransAmerican or TEC transfers shares of common stock of TransTexas (or transfers options or other rights to acquire such shares) and, as a result of such transfer, Deconsolidation of TransTexas occurs, TransTexas would not thereafter receive any benefit pursuant to the Tax Allocation Agreement for net operating losses of TransTexas used by other members of the TNGC Consolidated Group prior to the Deconsolidation of TransTexas.

         TransTexas is required, under the Tax Allocation Agreement, to pay any Texas franchise tax (which is estimated not to exceed $11.4 million) attributable to prior year transactions. As of July 31, 1998, TransTexas had paid approximately $8.4 million of these franchise taxes and estimates that approximately $3.0 million will be paid during the remainder of fiscal year 1999.

     POTENTIAL EFFECTS OF CHANGE OF CONTROL

         The TransTexas Subordinated Notes Indenture provides that, upon the occurrence of a Change of Control, each holder of the TransTexas Subordinated Notes will have the right to require TransTexas to repurchase such holder's TransTexas Subordinated Notes at 101% of the principal amount thereof plus accrued and unpaid interest. Pursuant to the terms of the TransTexas Intercompany Loan, upon the occurrence of a Change of Control, TEC would have the right to require TransTexas to repay the principal of the TransTexas Intercompany Loan in an amount equal to a pro rata share of the amount TEC is required to pay under the TEC Notes Indenture. Such pro rata share would be calculated using the ratio of the outstanding principal amount of the TransTexas Intercompany Loan to the sum of (i) the outstanding principal amount of the TransTexas Intercompany Loan plus (ii) the accreted value of the outstanding principal amount of the TARC Intercompany Loan. Pursuant to the terms of the TARC Intercompany Loan, upon the occurrence of a Change of Control, TEC would have the right to require TARC to repay the principal of the TARC Intercompany Loan in an amount equal to a pro rata share of the amount TEC is required to pay under the TEC Indenture. Such pro rata share would be calculated using the ratio of the accreted value of the outstanding principal amount of the TARC Intercompany Loan to the sum of (i) the outstanding principal amount of the TransTexas Intercompany Loan plus (ii) the accreted value of the outstanding principal amount of the TARC Intercompany Loan.

         A Change of Control would be deemed to occur under the TransTexas Subordinated Notes Indenture in the case of certain changes or other events in respect of the ownership of TransTexas, including any circumstances pursuant to which any person or group other than John R. Stanley (or his heirs, his estate, or any trust in which he or his immediate family members have, directly or indirectly, a beneficial interest in excess of 50%) and his subsidiaries or the TEC Indenture Trustee is or becomes the beneficial owner of more than 50% of the total voting power of TransTexas' then outstanding voting stock, and during the 90 days thereafter, the rating of the TransTexas Subordinated Notes is downgraded or withdrawn. A Change of Control would be deemed to occur under the TransTexas Intercompany Loan in the case of certain changes or other events in respect of the ownership or control of TEC or TransTexas, including any circumstance pursuant to which (i) any person or group, other than John R. Stanley (or his heirs, his estate, or any trust in which he or his immediate family members have, directly or indirectly, a beneficial interest in excess of 50%) and his subsidiaries or the TEC Indenture Trustee is or becomes the beneficial owner of more than 50% of the total voting power of TEC's then outstanding voting stock, or (ii) TEC or any of its subsidiaries own some of TransTexas' capital stock, but less than 50% of the total voting stock or economic value of TransTexas, unless the TEC Notes have an investment grade rating for the period of 120 days thereafter. A Change of Control would be deemed to occur under the TEC Notes Indenture or the TARC Intercompany Loan in the case of certain changes or other events in respect of the ownership or control of TEC, TransTexas or TARC including any circumstance pursuant to which
(i) any person or group, other than John R. Stanley (or his heirs, his estate or any trust in which he or his immediate family members have, directly or indirectly, a beneficial interest in excess of 50%) and his subsidiaries or the TEC Indenture Trustee is or becomes the beneficial owner of more than 50% of the total voting power of TEC's then outstanding voting stock, or (ii) TEC or any of its subsidiaries own some of TARC's or TransTexas' capital stock, respectively, but less than 50% of the total voting stock or economic value of TARC or TransTexas, respectively, unless (in the case of either (i) or (ii) above) the TEC Notes have an investment grade rating for the period of 120 days thereafter. The term "person," as used in the definition of Change of Control, means a natural person, company, government or political subdivision, agency or instrumentality of a government and also includes a "group," which is defined as two or more persons acting as a partnership, limited partnership or other group.

         In addition, certain changes or other events in respect of the ownership or control of TransTexas that do not constitute a Change of Control under the TransTexas Subordinated Notes Indenture, the TEC Notes Indenture or the TransTexas Intercompany Loan may result in a "change of control" of TransTexas under the terms of the BNY Facility. Such an occurrence could create an obligation for TransTexas to repay any amounts due under the BNY Facility. At July 31, 1998, TransTexas had approximately $7.2 million of indebtedness subject to such right of repayment. In the event of a Change of Control under the TransTexas Subordinated Notes Indenture, the TEC Notes Indenture or the Intercompany Loans, or a "change of control" under the terms of the BNY Facility, there can be no assurance that TransTexas or TARC will have sufficient funds to satisfy any such payment obligations. A change of control or other event that results in Deconsolidation of TransTexas and TransAmerican for federal income tax purposes could result in acceleration of a substantial amount of federal income taxes.

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

         In June 1997, management began a Company-wide program to prepare its computer systems for year 2000 compliance. In January 1998, the Company began implementation of new client/server based systems which are anticipated to be completed and tested by January 1999. The Company estimates the cost of upgrading its computer systems to be approximately $4 million. In addition, the Company is currently assessing its state of readiness for non-informational technological systems and the readiness of significant third parties with whom the Company conducts business. As of July 31, 1998, no contingency plans have been developed to mitigate the Company's year 2000 issues.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         Not applicable.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         See Note 8 of Notes to Condensed Consolidated Financial Statements for a discussion of the Company's legal proceedings.

ITEM 5.  OTHER INFORMATION

         In a press release dated September 1, 1998, the Company announced that TARC had revised its cost estimates for completion of the Capital Improvement Program. The following table sets forth certain information with respect to the Capital Improvement Program, including the original budget as of June 13, 1997, expenditures as of July 31, 1998 and the revised budget as of July 31, 1998.


                                     Original          Expenditures to              Revised
                                     Budget (1)        July 31, 1998 (2)           Budget (3)
                                    -----------        -----------------          -----------
                                    (dollars in          (dollars in              (dollars in
                                      millions)             millions)               millions)
PHASE I:
  Crude Unit......................     $   3.0            $    7.4                 $    8.1
  Delayed Coking Unit.............        27.0                77.0                     82.0
  Naphtha Pretreater..............        12.0                17.7                     25.0
  No. 2 Reformer..................         9.0                 1.9                     13.0
  HDS Unit........................        24.0                38.2                     47.0
  Sulfur Recovery System..........        53.0                59.1                     70.2
  Offsite Facilities/Tankage......        46.0                81.2                     94.0
  Other...........................         3.0                 0.4                      0.5
  Engineering and Administrative..         7.0                14.2                     14.2
  Contingencies(4)................        39.0                 --                       3.0
                                       -------            --------                 --------
         Total Phase I............       223.0               297.1                    357.0
                                       -------            --------                 --------
PHASE II:
  FCC Unit........................       115.0               124.7                    197.0
  FCC Flue Gas Scrubber...........        14.0                10.3                     15.0
  Alkylation Unit.................        24.0                21.5                     43.0
  Offsite Facilities/Tankage......        26.0                13.5                     35.0
  Other...........................         2.0                 --                        --
  Engineering and Administrative..         3.0                 1.2                      4.0
  Contingencies(4)................        20.0                 --                      21.0
                                       -------            --------                 --------
         Total Phase II...........       204.0               171.2                    315.0
                                       -------            --------                 --------
         Total Phase I and
           Phase II...............     $ 427.0            $  468.3                 $  672.0
                                       =======            ========                 ========

----------

(1) Budget as of June 13, 1997 for estimated expenditures from June 13, 1997 to completion.

(2)  From June 13, 1997 through July 31, 1998.

(3) Revised budget as of July 31, 1998 for estimated expenditures from June 13, 1997 to completion.

(4) To the extent expenditures have exceeded or are expected to exceed the approved capital budget for a unit or units, the contingencies portion of the budget is allocated to specific units. As of July 31, 1998, the entire contingencies portion of the original budget had been allocated to specific units.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)   EXHIBITS:

               18.1 - Letter dated September 17, 1998 from
                      PricewaterhouseCoopers LLP regarding changes in accounting principles.

               27.1 - Financial Data Schedule

               99.1 - Financial statements of TransTexas dated July 31, 1998
                      (filed as part of TransTexas' Quarterly Report on Form 10-Q for the quarter ended July 31, 1998, and incorporated herein by reference thereto).

               99.2 - Financial statements of TARC dated July 31, 1998 (filed as part of TARC's Quarterly Report on Form 10-Q for the quarter ended July 31, 1998, and incorporated herein by reference thereto).

         (b)  REPORTS ON FORM 8-K

              There were no reports on Form 8-K filed during the quarter ended July 31, 1998.

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



                                    TRANSAMERICAN ENERGY CORPORATION
                                              (Registrant)




                               By:           /s/ ED DONAHUE
                                  --------------------------------------
                                     Ed Donahue, Vice President and
                                         Chief Financial Officer





September 17, 1998

                                INDEX TO EXHIBITS


EXHIBIT
NUMBER                                              DESCRIPTION
-------                                             -----------
18.1  -  Letter dated September 17, 1998 from PricewaterhouseCoopers LLP regarding changes in accounting principles.

27.1  -  Financial Data Schedule

99.1 - Financial statements of TransTexas dated July 31, 1998 (filed as part of TransTexas' Quarterly Report on Form 10-Q for the quarter ended July
         31, 1998, and incorporated herein by reference thereto).

99.2  -  Financial statements of TARC dated July 31, 1998 (filed as part of
         TARC's Quarterly Report on Form 10-Q for the quarter ended July 31,
         1998, and incorporated herein by reference thereto).